Form 10-K
period 2018-09-30
DLH Holdings Corp.
filed 2018-12-12
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter March 31, 2018 was $38,686,852.
As of November 30, 2018 there were 11,899,494 shares of the Registrant’s common stock outstanding.
.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2018.

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

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) is a full-service provider of professional healthcare and social services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. Incorporated in New Jersey in 1969, the Company primarily contracts with its government customers through its subsidiaries.

DLH manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305. The Company also maintains a national capital region office in Silver Spring, Maryland.

The Company employs over 1,500 skilled employees working in more than 30 locations throughout the United States.

Our business offerings are focused on three primary sources of revenue within the Federal services market space, as follows:

•	Department of Defense and veteran health services, comprising approximately 65% of our current business base;

•	Human services and solutions, comprising approximately 31% of our current business base; and

•	Public health and life sciences, comprising approximately 4% of our current business base.

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including e-PRAT® and SPOT-m®, along with our cloud-based case management system have been major contributors in differentiating the Company within this Federal market sector.

DLH provides a range of case management, physical and behavioral health examinations and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. Advancing the technology readiness level of new developments and modifications is a critical priority of our federal agency customers. Our project managers and biomedical engineers perform state-of-the-art research and development, testing and evaluation, and development of new medical systems and devices intended to enhance the medical readiness of troops in combat theaters across the globe. Our medical logistics support assists the uniformed services plan for fielding these new systems and devices. We deliver clinical drug and alcohol counseling services to Navy installations worldwide as part of the clinical preceptorship program, thereby improving the sailor health and readiness.

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

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are getting proper educational and environmental support, including health, nutritional, parental, and behavioral services during their formative years. Performance verification of grantors delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services require innovative monitoring and protocol systems integration to ensure productive and cost-effective results, which we deliver. Finally, DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to manage the implementation using experienced subject matter experts and project management resources.

Public health and life sciences: DLH provides a wide range of services to Department of Health and Human Services' Center for Disease Control and Prevention, the Department of the Interior, and the Department of Agriculture. DLH services include advancing disease prevention methods and health promotion to underserved and at-risk communities through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. The Company leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. For at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often very seasonal with regard to resources and funding.

Customers and Contract Mix
At present, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. Our current contracts are within the following markets: Defense/VA (65%), Human Services and Solutions (31%) and Public Health/Life Sciences (4%); of which 95% of these contracts have been awarded on a Time and Materials basis, 3% are Cost plus Fixed Fee contracts and 2% are Firm Fixed Price contracts. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2018 and 2017. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. The Company’s current business base is 99% prime contracts and 1% subcontracts.

Our largest customer continues to be the VA, which comprised approximately 63% and 62% of revenue for the years ended September 30, 2018 and 2017, respectively. HHS which comprised approximately 34% and 34% of revenue for the years ended September 30, 2018 and 2017, respectively, is also a major customer. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the terms of the contracts. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them was materially reduced.

DLH’s revenues from the VA are derived from 16 separate contracts related to its performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Approximately 57% of the Company’s current business base with the VA is derived from nine contracts (for pharmacy services) that are currently operating under extensions through April 2019 pending completion of the procurement process for a new contract. A single renewal request for proposal (“RFP”) has currently been issued for these nine contracts and we expect further extensions until the procurement process is completed. The RFP, however, requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. We have joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business. See “MD&A -- Potential Impact of Federal Contractual set-aside Laws and Regulations” for further discussion of the pending procurement of these contracts. The remaining seven contracts for logistics services to the VA are performed under contracts which do not expire until May 2019, and the Company believes that these contracts will be similarly extended during the procurement process. These contracts may be subject to the same requirement of awarding to a SDVOSB prime contractor.

Our contract with HHS in support of its Head Start program generated 31% and 29% of our revenue from HHS for the fiscal years ended September 30, 2018 and 2017, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The Company's Danya subsidiary has provided these similar services to HHS since 1999. Danya was acquired by the Company in May 2016.

Backlog

At September 30, 2018, our total backlog was approximately $172 million. Total backlog as of September 30, 2017 was approximately $167 million. Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2018, our funded backlog was approximately $60 million and our unfunded backlog was $112 million.

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

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them, are characterized by a number of features including, but not limited to:

•	high barriers for entry into the selected markets in which we serve, resulting from customer requirements including past performance and subject matter expertise;

•	specialized credentials and licenses held by a substantial component of our employee base;

•	prime contractor position in contracts representing 99% of our revenue;

•	strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past eight years; and

•	targeted expansion in critical national priority markets with Federal budget stability.

The Company operates primarily through prime contracts awarded by the government through competitive bidding processes. The Company has a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. The majority of our contracts are time and materials type contracts. The Company has developed and continues to leverage a suite of solution offerings in a Lean Six Sigma environment, geared toward enhancing performance and productivity while reducing costs to its US government clients. We also provide services under IDIQ and government wide acquisition contracts, such as General Services Administration (GSA) schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

We continue to invest in measures that drive excellence in our support to current clients and create differentiation as we compete in this space. We have invested in talent development initiatives, to include industry-leading learning management and applicant tracking systems. These will further enhance our highly qualified employee base and augment our efforts to infuse top talent into our operations through world-class recruiting and talent management tools. Building upon our lean six sigma and ISO 9001 credentials, we have invested further in agile software development credentials for our technical staff and have recently achieved Capability Maturity Model Integration (CMMI) level 3. We believe that these qualifications will further enhance our value propositions for current programs, as well as future business we pursue. In addition, we continue to build upon our heritage of excellent customer satisfaction in healthcare staffing services and have recently achieved Joint Commission certification for the safety and quality of our healthcare services delivery against national standards. These nationally recognized best practices certifications demonstrate our commitment to continuous improvement and performance excellence that is critical to our organic growth objectives.

Competitive Landscape
Competitive solicitations and long business development cycles are characteristics of the government and defense industry in which we operate. For major program competition, the business acquisition cycle typically ranges from 18 to 36 months. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We partner and compete with several large and small-business companies in pursuit of acquiring new business.
Our competitor and comparable companies include operating units within, among others: Booz Allen Hamilton Holding Corp., CACI International, Inc., ICF International, Inc., Leidos Holdings, Inc., Mantech International Corp., MAXIMUS, Inc., RTI, UnitedHealth Group, Inc., VSE Corporation and Westat, Inc.

DLH competes with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes resulting in highly competitive proposals and a solid track record of past performance. We compete for awards through a full and open competition on a "best-value basis". The Company draws heavily from its consistently high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to compete. The Company believes that its track record, knowledge and processes with respect to government contract bidding processes represent significant competitive advantages. Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted clients (both government and industry partners).

Additionally, the Federal government may elect to restrict certain procurements, including for renewals of our current contracts, to bidders that qualify for certain special statuses such as veteran owned, small, or small disadvantaged businesses. For those procurements, we would be limited to a subcontractor role.

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

Government Regulation
Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many federal and state laws materially affect the Company's operations. These laws relate to ethics, labor, tax, and employment matters. As is any employer, DLH is subject to federal and state statutes and regulations governing their standards of business conduct with the government. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through its corporate membership with the Professional Services Council and other affiliations, DLH monitors proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, DLH cannot predict with certainty the nature or direction of the development of Federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.

Employee Relations
As of September 30, 2018, the Company employed over 1,500 employees performing in over 30 locations throughout the U.S. Management believes that is has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.
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
Principal Executive Officers
Our principal executive officers are:

Name	Age	Positions
Zachary C. Parker	61	President, Chief Executive Officer and Director
Kathryn M. JohnBull	59	Chief Financial Officer
Kevin Wilson	53	President, DLH Solutions, Inc.
Helene Fisher	54	President, Danya International, LLC.
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
ITEM 1A. RISK FACTORS
As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and Our Industry
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us or changed its budgets or budgetary priorities.
At present, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2018 and 2017. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

Our largest customer continues to be the VA, which comprised approximately 63% and 62% of revenue for the years ended September 30, 2018 and 2017, respectively. HHS which comprised approximately 34% and 34% of revenue for the years ended September 30, 2018 and 2017, respectively, is also a major customer. As previously discussed, a substantial portion of our revenue from these major customers derives from a limited number of programs. Accordingly, we remain dependent upon the continuation of our relationships with the VA and HHS. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the terms of the contracts. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them was materially reduced.

The U.S. government may prefer veteran-owned, minority-owned, small and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration (SBA) set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as veteran owned, minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be limited to work as a subcontractor on those programs. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers best value to the United States. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we have targeted for growth and to maintain our prime contractor position as current contracts are subject to renewal.

DLH’s revenues from the VA are derived from 16 separate contracts related to its performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Approximately 57% of the Company’s current business base with the VA is derived from nine contracts (for pharmacy services) that are currently operating under extensions through April 2019 pending completion of the procurement process for a new contract. A single renewal request for proposal (“RFP”) has currently been issued for these nine contracts and we expect further extensions until the procurement process is completed. The RFP, however, requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. We have joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts which do not expire until May 2019, and the Company believes that these contracts will be similarly extended during the procurement process. These contracts may be subject to the same requirement of awarding to a SDVOSB prime contractor.

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

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. Further, congressional seats may change during election years, and the balance of spending priorities may change along with them. The recently completed mid-term elections in November 2018, which resulted in a shift in the majority party of the House of Representatives, could result in changing Federal spending priorities. These potential shifts in spending priorities could result in lower funding for our VA and Head Start programs.

In recent years past, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business are delayed, decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected.

Our growth into government markets may be impacted by measures in place since March 2013, when the federal government began operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021. In February 2018, the Bipartisan Budget Act of 2018 (the “2018 Budget Act”) was signed into law, which increased the caps on defense and non-defense discretionary spending for the government’s 2018 and 2019 fiscal years. If there are no changes to at least the discretionary spending levels set by the BCA for the government’s 2020 fiscal year, full sequestration of defense and non-defense spending will return on October 1, 2019. The sequester mechanism, if left unmodified beyond the government’s 2019 fiscal year, along with other pressures on government spending, could negatively impact our business. We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations. VA programs, which accounted for approximately 63% and 62% of Company revenue for the year ended September 30, 2018 and 2017, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

A final FY2019 budget was not passed into law prior to October 1, 2018 for all of the federal government. Consequently, a continuing resolution (CR) was passed into law on September 28, 2018 and subsequently extended through December 21, 2018. Congress has approved and the president has signed two "minibus" bills funding several agencies, including the Department of Veterans Affairs and Health and Human Services. If Congress cannot complete its budget process or does not pass another CR by December 21, 2018, a shutdown of the federal government will result at that time, as happened in October 2013 and again, briefly, in January 2018. Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or cancelling of certain programs. This could also have an adverse effect on our business and our industry.

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
We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Additionally, the government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.
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
Federal government contracts may be terminated at will and may contain other provisions that may be unfavorable to us.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. The U.S. Government may modify, curtail or terminate its contracts and subcontracts for convenience and to the extent that a contract award contemplates one or more option years, the Government may decline to exercise such option periods. Accordingly, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. Due to our dependence on these programs, the modification, curtailment or termination of our major programs or contracts may have a material adverse effect on our results of operations and financial condition. If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. In addition, our contracts may only be partially funded at any point during their term, and some of the work intended to be performed under such contracts may remain unfunded pending subsequent appropriations of funds to the contract by the procuring agency.

Accordingly, our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

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
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2018, certain of our officers are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
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
Since the implementation of the Sarbanes-Oxley Act of 2002, we spend a significant amount of management's time and resources (both internal and external) to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. This compliance requires management's annual review and evaluation of our internal control systems. This process has caused us to engage outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing these reviews and evaluation and the implementation of improvements. If we are not able to timely comply with the requirements set forth in the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could materially adversely affect our business and our stock price.
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

On May 2, 2016, we entered into a loan agreement with Fifth Third Bank under which the bank agreed to provide (i) a $25.0 million senior secured term loan (the “Term Loan”) and (ii) a revolving loan facility in an aggregate amount of up to $10 million (the “Revolving Loan Facility”). Specifics of the loan agreement are discussed in Note 5 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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
We have a significant amount of federal net operating loss carry forwards which we may not be able to utilize in certain circumstances.

At September 30, 2018, we had net operating losses carryforwards, or NOLs, of approximately $23.8 million for U.S. Federal tax purposes. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. Based upon our current estimate of future taxable earnings, we expect to fully utilize these NOLs; however future taxable income may vary significantly from our current estimate.

Additionally, changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted in late 2017, made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.  For instance, as a result of lower corporate tax rates, the Tax Act reduced both the value of deferred tax assets and the amount of deferred tax liabilities.  It also limited interest expense deductions, executive compensation, and the amount of net operating losses that can be used each year and altered the expensing of capital expenditures.   During the fiscal year ending September 30, 2018 the Company recorded a $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal income tax rate of 34% to the 21% rate in the Tax Act. The Tax Act will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Tax Act could be subject to amendments and technical corrections, any of which could lessen or increase its impacts. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Consistent with guidance from the SEC, our financial statements reflect our estimates of the tax effects of the Tax Act on us.

Risks Relating To Our Stock
Our stock price may be volatile and your investment in our common stock may suffer a decline in value.
The price of our common stock could be subject to fluctuations and may decline in the future due to risks defined herein, or due to factors beyond our control, including changes in market conditions such as increased interest rates, a recession, or a change in Federal spending priorities. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Since we have not paid dividends on our common stock, you cannot expect dividend income from an investment in our common stock.
We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Current lenders do and future potential lenders may prohibit us from paying dividends without prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, may be retained and used to finance the development and expansion of our business.
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

As of September 30, 2018, the following options and warrants were outstanding:

•
Executive and employee options to purchase 2.13 million shares of common stock, 1.33 million of which are vested and immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.31 per share.

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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2018, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 44% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 34% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
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
In the fiscal year ended September 30, 2018, DLH's total lease expense for operations was approximately $0.9 million.
The following is summary information on DLH's facilities as of September 30, 2018:

		($ in thousands)
Location	Approximate Square Feet	Approximate Annual Lease Expense	Expiration Date

Corporate Headquarters
3565 Piedmont Road, NE, Building 3, Suite 700	12,275	$306.42	4/30/2024
Atlanta, GA 30305

National Capital Region Office
8737 Colesville Road, Suite 1100	22,400	$594.47	4/30/2020
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

Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2018	LOW	HIGH
1st Quarter	$5.55	$6.83
2nd Quarter	$5.54	$6.30
3rd Quarter	$5.00	$6.23
4th Quarter	$5.01	$6.30

FISCAL YEAR 2017	LOW	HIGH
1st Quarter	$4.47	$7.38
2nd Quarter	$4.61	$6.72
3rd Quarter	$4.10	$6.36
4th Quarter	$5.33	$6.49
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 28, 2018, the Company's common stock had a closing price of $5.76 per share.
Dividends
The Company has not declared or paid any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2018, there were 11,899,494 shares of common stock outstanding held of record by approximately 92 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of September 30, 2018, the Company estimates that there are approximately 1,300 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2018. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,134,000	$4.31	1,660,625

Registrant Repurchases of Securities

On September 18, 2013, the Company announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to 350 thousand of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date.

During fiscal year ended September 30, 2018 the Company did not repurchase any shares of its common stock pursuant to the program. As of September 30, 2018 there is a total of $77 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our stock repurchase program as of fourth quarter ended September 30, 2018:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 2018	—	$—	—	$77
August 2018	—	$—	—	$77
September 2018	—	$—	—	$77
Fourth Quarter Total	—	$—	—	$77

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2018. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

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

Publicly traded with more than 1,500 employees working in over 30 locations throughout the United States, DLH was recently recognized by GovWin IQ as a top service provider in the Health Services Spending category.

Our business offerings are focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health services, comprising approximately 65% of our current business base;

•	Human services and solutions, comprising approximately 31% of our current business base; and

•	Public health and life sciences, comprising approximately 4% of our current business base.

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

Federal budget outlook for fiscal 2019:

The President of the United States' broad agenda calls for increased military and, in certain cases, domestic spending, with reduced spending on foreign programs. Most relevant to DLH’s targeted markets, the President advocates the lifting of sequestration caps in the defense sector; increasing infrastructure spending in the United States; and tightening controls on immigration.

We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.  Since March 2013, the federal government has been operating under sequestration required by the BCA.  Under sequestration, constraints on discretionary expenditures have taken place each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021. Congress has amended the BCA primarily through the passage of bipartisan budget acts, most recently in February 2018. The Bipartisan Budget Act of 2018 (the “2018 Budget Act”), passed and signed into law in February 2018, established a framework and increased the caps on defense and non-defense discretionary spending for the government’s 2018 and 2019 fiscal years.  A final FY2019 budget was not passed into law prior to October 1, 2018 for all of the federal government. Consequently, a continuing resolution (CR) was passed into law on September 28, 2018 and subsequently extended through December 21, 2018. Congress has approved and the president has signed two "minibus" bills funding several agencies, including the Department of Veterans Affairs and Health and Human Services. If Congress cannot complete its budget process or does not pass another CR by December 21, 2018, a shutdown of the federal government will result at that time, as happened in October 2013 and again, briefly, in January 2018.  Were a shutdown to occur, it could result in our incurring substantial labor or other costs without being reimbursed under our contracts or the delaying or canceling of certain programs. This could also have an adverse effect on our business and our industry. Accordingly, Congress must pass and the president must sign legislation to fund the remaining federal agencies and programs either by discretionary funding through annual appropriations acts or interim CR prior to December 21, 2018 or federal agencies and programs will lack funding and must cease operations, or shutdown, except in certain emergency situations or when law authorizes continued activity.  Government shutdowns necessitate furloughs of several hundred thousand federal employees, require cessation or reduction of many government activities, and affect numerous sectors of the economy.

We also continue to face uncertainties due to the current general business environment, and we continue to see protests of major contract awards and delays in government procurement activities. In addition, a shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or to decide not to exercise options to renew contracts.  Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general.

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

On September 21, 2018, the President signed the Energy and Water, Legislative Branch, and Military Construction and Veterans Affairs Appropriations Act which provides full-year funding through September 30, 2019 for various projects and activities of the Federal Government. The bill includes funding for critical VA healthcare programs, including the VA MISSION Act and Veterans Electronic Health Record system.

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

On September 28, 2018 the President signed the fiscal 2019 appropriations bill for the Departments of Labor, Health and Human Services and Education. The bill targets investments in medical research, and biodefense. Priority issues addressed in FY19 funding include research for cancer and Alzheimers disease, and a historical level of funding to help combat the opioid epidemic.

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

Industry consolidation among federal government contractors:

There has been active consolidation and a strong increase in M&A activity among federal government contractors over the past few years that we expect to continue into fiscal year 2019 and beyond, fueled by public companies leveraging strong balance sheets to pursue strategic acquisitions that supplement organic growth and create shareholder value. Companies often look to acquisitions that augment core capabilities, contracts, customers, market differentiators, stability, cost synergies, and higher margin and revenue streams. We plan continued focus on our core capabilities, as we look at potential future strategic acquisitions to grow our business and enhance shareholder value.

Potential Impact of Federal Contractual set-aside Laws and Regulations:

The Federal government has an overall goal of 23% of prime contracts flowing through small businesses. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers best value to the United States. When two qualifying small businesses cannot be identified, the VA may proceed to award contracts following a full and open bid process.

At present, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. Our largest customer continues to be the VA, which comprised approximately 63% and 62% of revenue for the year ended September 30, 2018 and 2017, respectively. HHS which comprised approximately 34% and 34% of revenue for the year ended September 30, 2018 and 2017, respectively, is also a major customer. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the terms of the contracts. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced.

Our revenues from the VA are derived from 16 separate contracts related to its performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Approximately 57% of the Company’s current business base with the VA is derived from nine contracts (for pharmacy services) that are currently operating under extensions through April 2019 pending completion of the procurement process for a new contract. A single renewal request for proposal (“RFP”) has currently been issued for these nine contracts and we expect further extensions until the procurement process is completed. The RFP, however, requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes us from bidding on the RFP as a prime contractor. We have joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, we expect to continue to perform a significant amount of the contract’s volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts which do not expire until May 2019, and we believe that these contracts will be similarly extended during the procurement process. These contracts may be subject to the same requirement of awarding to a SDVOSB prime contractor.

The award of any contract is subject to an evaluation of proposals submitted and adjudication of any and all protests filed. The Company believes that protests may be filed for any award announcement. Based on historical experience, the Company believes that final resolution of all protests could require an extended period of time, during which the Company expects to continue to perform as prime contractor. Should the VA fail to receive proposals from two qualified SDVOSB companies which is required in order for the work to be eligible for set aside status, the Company expects that the VA would reissue the RFP on a full and open basis in which DLH can respond as a prime contractor. DLH believes that its past performance on this business and track record of successfully vying for renewals provide a competitive advantage. While the effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth, DLH may elect to join an SDVOSB team as a subcontractor in support of such small businesses for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations for Fiscal Year 2018 as Compared to Fiscal Year 2017

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended				Change in
Consolidated Statement of Operations:	September 30, 2018		September 30, 2017		$	% of Rev
Revenue	$133,236	100.0%	$115,662	100.0%	$17,574	—%
Direct expenses (exclusive of depreciation and amortization shown below)	103,034	77.3%	89,812	77.7%	13,222	(0.4)%
Gross margin	30,202	22.7%	25,850	22.3%	4,352	0.4%
General and administrative expenses	19,178	14.4%	17,466	15.1%	1,712	(0.7)%
Depreciation and amortization	2,242	1.7%	1,754	1.5%	488	0.2%
Income from operations	8,782	6.6%	6,630	5.7%	2,152	0.9%
Interest expense, net	(1,116)	(0.8)%	(1,228)	(1.1)%	112	0.3%
Income before income taxes	7,666	5.8%	5,402	4.6%	2,264	1.2%
Income tax expense	5,830	4.4%	2,114	1.8%	3,716	2.6%
Net income	$1,836	1.4%	$3,288	2.8%	$(1,452)	(1.4)%

Net income per share - basic	$0.15		$0.29		$(0.14)
Net income per share - diluted	$0.14		$0.27		$(0.13)

Revenue

Fiscal year 2018 revenue was $133.2 million, an increase of $17.6 million or 15.2% over the prior year period. The increase is due principally to expansion of workload volumes on our VA and HHS contracts.

Direct Expenses

Direct expenses generally comprise direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs attributable to providing services to our customers. Direct expenses for the year ended September 30, 2018 were $103.0 million, an increase of $13.2 million, or 14.7% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 77.3%, a favorable reduction of 0.4% with the improvement largely attributable to effective program management and cost efficiencies on existing contracts.

Gross Margin

Gross margin for the year ended September 30, 2018 was approximately $30.2 million, as an increase of approximately $4.4 million or 16.8% over prior fiscal year on higher revenue and improved performance on contracts. As a percentage of revenue, our gross margin rate of 22.7% increased by 40 basis points, or 0.4%, over the prior year. Favorable gross margin results are due principally to expanded contribution from more differentiated contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2018 G&A expenses were approximately $19.2 million, an increase of $1.7 million or 9.8% over the prior year period. The increase in G&A spending reflects the impact of the additional investment in business development and management resources to grow the Company's business. As a percent of revenue, G&A expenses were 14.4%, a decrease of approximately 0.7% from the prior year period.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets. As a primarily professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the year ended September 30, 2018, depreciation and amortization were approximately $2.2 million, as compared as compared to approximately $1.7 million for the prior fiscal year, an increase of $0.5 million or 27.8%, with the increase due principally to the amortization of intangibles and the Company’s new internally developed ERP system software which was placed in service in January 2018.

Income from Operations

Income from operations for the year ended September 30, 2018 was $8.8 million, with an operating margin of 6.6%, representing an increase of approximately $2.2 million over the prior fiscal year for which the operating income was $6.6 million at an operating margin of 5.7%. The improvement is due principally to gross margin growth of $4.4 million, partially offset by expense growth of $1.7 million as described above.

Interest Expense, net

Interest expense, net, typically includes items such as, interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2018, interest expense, net, was $1.1 million compared to interest expense, net of $1.2 million in the prior year, a favorable expense decrease of $0.1 million over the prior year period.

Income before Income Taxes

Income before taxes for fiscal year ended September 30, 2018 was $7.7 million, compared to $5.4 million for the prior year; an increase of approximately $2.3 million. The fiscal year 2018 increase is due principally to the increased gross margin, offset in part by increased expenses.

Income Tax Expense

Income tax expense for fiscal year ended September 30, 2018 was $5.8 million, as compared to income tax expense of $2.1 million for the prior fiscal year. The increase in income tax expense is due to the impact of a $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal rate of 34% to the 21% rate in the 2017 Tax Act enacted in December 2017. The fiscal year 2018 effective tax rate, net of the discrete item associated with the deferred tax asset write-down was 32.2% as compared to the prior year effective tax rate of 39.1%.

Net Income

Net income for the year ended September 30, 2018 was $1.8 million resulting in per share earnings of $0.15 and $0.14 per basic and diluted share, respectively, compared to $3.3 million for the prior year period, which resulted in $0.29 and $0.27 earnings per basic and diluted share, respectively. The decrease in net income was due to the write-down of deferred tax assets described above which significantly offset the increase in Income before Taxes.

Non-GAAP Financial Measures for Fiscal 2018 and 2017

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) for the year ended September 30, 2018 was approximately $11.0 million, an increase of approximately $2.6 million, or 31.5%, over the prior fiscal year. This increase was due principally to improved gross margin of approximately $4.4 million, partially offset by expense growth of $1.7 million as previously described.

The Company uses EBITDA as a supplemental non-GAAP measures of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

Beginning with the first quarter of fiscal year 2018, we commenced reporting EBITDA rather than adjusted EBITDA, as a key non-GAAP financial measure of our business. We believe that due to the growth and maturation of our business, this change will improve the transparency of our business performance and increase the comparability of our results with peers. Non-GAAP measures for prior periods have been recast to conform to this change in our reporting. It is important to note that our GAAP results and presentation of GAAP metrics do not change and this change has no effect on our business, nor how we manage our business.

In addition, for the year, we are also reporting our net income excluding the impact of the Tax Cut and Jobs Act of 2017 on the valuation of our deferred tax assets. On December 22, 2017, the Tax Cut and Jobs Act was enacted, which, among other things, reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes have resulted in a discrete charge to the first quarter tax provision of $3.4 million associated with revaluing the benefit of our net operating losses. We are reporting this non-GAAP metric to demonstrate the impact of the tax law change.

These non-GAAP measures of our performance are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management's performance. DLH believes that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing these non-GAAP measure as a supplement to GAAP information, DLH believes we enhance investors understanding of our business and results of operations.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Years Ended
	September 30,
	2018	2017	Change
Net income	$1,836	$3,288	$(1,452)
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	1,116	1,228	(112)
(ii) Provision for taxes	5,830	2,114	3,716
(iii) Depreciation and amortization	2,242	1,754	488
EBITDA	$11,024	$8,384	$2,640

Reconciliation of GAAP net income to net income adjusted for the effect of the 2017 Tax Act, a non-GAAP measure:

	Year Ended
	September 30,
	2018	2017	Change
Net income	$1,836	$3,288	$(1,452)
Write-down of deferred tax assets	3,365	—	3,365
Pro-forma impact of tax rate change		527	(527)
Net income, adjusted for the effect of the 2017 Tax Act	$5,201	$3,815	$1,386

Net income per diluted share	$0.14	$0.27	$(0.13)
Impact of write-down of deferred tax asset	$0.26	$—	$0.26
Pro-forma impact of tax rate change	$—	$0.04	$(0.04)
Net income per diluted share, adjusted for the effect of the 2017 Tax Act	$0.40	$0.31	$0.09

Liquidity and capital management

For the year ended September 30, 2018, the Company generated operating income of $8.8 million and net income of approximately $1.8 million. Cash flows from operations totaled approximately $14.0 million and $6.5 million for the years ended September 30, 2018 and 2017, respectively. The increase in cash flow from operations was due principally to increased income from operations and increased non-cash expenses.

We used $0.7 million and $1.3 million of cash in investing activities during fiscal 2018 and fiscal 2017, respectively. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in fiscal 2018.

Cash used in financing activities during the fiscal years ended September 30, 2018 and 2017 was approximately $12.0 million and $3.7 million, respectively. During the year ended September 30, 2018, we had net repayments of approximately $12.0 million under our credit facility, compared to $3.75 million for fiscal 2017.

Sources of cash and cash equivalents

As of September 30, 2018, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations and planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing as of September 30, 2018 is as follows:

	($ in Millions)
	As of September 30, 2018
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
Fifth Third Bank	Secured term loan $25 million (a)	$7.7	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/21

* Interest rate as of September 30, 2018 was 2.08%

(a) a secured term loan with an original aggregate principal amount of $25.0 million (the "Term Loan").

(b) a secured revolving credit facility in aggregate principal amount of up to $10.0 million, subject to certain conditions including eligible accounts receivable (the "Revolving Credit Facility").

The Term Loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.5 to 1.0 for the period ending September 30, 2018 through maturity. In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires prepayments of a percentage of excess cash flow, as defined in the loan agreement. We made an excess cash flow payment of $2.9 million in January 2018, and based on our funded indebtedness to Adjusted EBITDA ratio, do not expect to make any future excess cash flow payments. Additionally, we made a voluntary prepayment of term debt of $5.6 million in September 2018, which we attributed to the scheduled monthly payments for the upcoming 18 months through March 2020. See the information in Note 5 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K for additional details regarding our credit agreements with Fifth Third Bank.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2018, was $8.9 million. This capacity was further reduced by $1.3 million in a stand-by letter of credit resulting in unused borrowing capacity of $7.6 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

Contractual Obligations as of September 30, 2018

			Payments Due By Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$7,708	$—	$7,708	$—	$—
Facility leases		2,764	901	988	672	203
Equipment operating leases		38	22	16	—	—
Total Obligations		$10,510	$923	$8,712	$672	$203

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, measurement of prepaid workers’ compensation, valuation allowances established against deferred tax assets, measurement of contingent liabilities, accounts payable, workers’ compensation claims, and accrued expenses and the valuation of derivative financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 6 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. Our Company's current business base is 99% prime contracts and 1% subcontracts. DLH recognizes and records revenue on government contracts when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Refer to Note 3 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in thie Annual Report on Form 10-K for discussion relative to the Company's adoption of ASC-606.

The Company adopted the standard on a modified retrospective basis on October 1, 2018, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption. In interim periods of our fiscal year ending September 30, 2019, we will be required to provide additional disclosures regarding the amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change. Upon adoption on October 1, 2018, the Company recorded a net increase to shareholders’ equity of approximately $0.1 million. This amount related principally to the proportional recognition of revenue on fixed price services contracts.

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2018, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2018. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Certain costs incurred in the implementation of our Enterprise Resource Planning (ERP) system, including implementation labor, are capitalized as computer software costs. Costs incurred outside of the implementation stage are expensed as incurred. Amortization expense is recorded when the software is placed in service on a straight-line basis over the estimated useful life of the software.

Intangible assets are recorded at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes it has adequate sources of taxable income to fully utilize its net operating loss carryforwards before their expiration. The Company recorded no valuation allowance as of September 30, 2018 and September 30, 2017, respectively.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo binomial option pricing model to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements filed with this Annual Report, and we incorporate such discussion by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH does not have foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material, and has determined that a 1.0% increase to the LIBOR rate would impact our interest expense by $0.1 million per year. As of September 30, 2018, the Lender's interest rate was 5.08%.

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

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth fiscal quarter of our fiscal year ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On November 9, 2018, an aggregate of 101,667 shares of Common Stock of the Company were issued to the non-employee members of the Company’s Board of Directors, in accordance with the Company’s compensation policy for non-employee directors.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2018. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

Exhibit No.		Description
2.1		Equity Purchase Agreement among the Company, Danya International LLC,. DI Holdings, Inc. and the owners named therein (filed as Exhibit 2.1 to Current Report on Form 8-K filed May 6, 2016)
3.1		Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).
3.2		Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).
3.3		Amended By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant's Form S-3 filed on December 19, 2001).
3.4		Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2007).
3.5
Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

3.6		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.7		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Form of Term Note issued pursuant to the Loan Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed May 6, 2016).
4.3		Form of Revolving Credit Note issued pursuant to the Loan Agreement (filed as Exhibit 4.2 to Current Report on Form 8-K filed May 6, 2016).
4.4		Form of Warrant issued to Subordinated Lenders (filed as Exhibit 4.4 to Current Report on Form 8-K filed May 6, 2016).
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.3	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.4		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.5	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).
10.6	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated December 29, 2017).
10.7		Non-Competition Agreement between the Company and Jeffrey Hoffman (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 6, 2016).
10.8		Loan Agreement among Fifth Third Bank, DLH Holdings Corp., DLH Solutions, Inc. and Danya International, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K filed May 6, 2016).
10.9		Form of Security Agreement entered into pursuant to the Loan Agreement (filed as Exhibit 10.4 to Current Report on Form 8-K filed May 6, 2016).
10.10		Form of Pledge Agreement entered into pursuant to the Loan Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed May 6, 2016).
10.11	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.12		Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 4, 2016).

10.13	#	Employment Agreement between the Company and Zachary C. Parker dated September 28, 2016 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 4, 2016).
10.14	#	Employment Agreement between the Company and Kathryn M. JohnBull dated July 5, 2017 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July, 2017).
10.15		First Amendment to Loan Agreement with Fifth Third Bank, dated May 10, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2018).
10.16	#
Change in Control, Severance and Covenant Agreement with Helene Fisher, dated June 4, 2018 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 6, 2018).

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
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ ZACHARY C. PARKER
By:	Zachary C. Parker Chief Executive Officer (Principal Executive Officer)
Dated: December 12, 2018
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 12, 2018
Frederick G. Wasserman

/s/ FRANCES MURPHY	Director	December 12, 2018
Frances Murphy

/s/ MARTIN J. DELANEY	Director	December 12, 2018
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 12, 2018
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 12, 2018
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 12, 2018
Elder Granger

/s/ JAMES P. ALLEN	Director	December 12, 2018
James P. Allen

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 12, 2018
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 12, 2018
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, cash flows, and shareholders’ equity, for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2007.

Whippany, New Jersey
December 12, 2018

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2018	2017
Revenue	$133,236	$115,662
Direct expenses (exclusive of depreciation and amortization shown below)	103,034	89,812
Gross margin	30,202	25,850
General and administrative expenses	19,178	17,466
Depreciation and amortization	2,242	1,754
Income from operations	8,782	6,630
Interest expense, net	(1,116)	(1,228)
Income before income taxes	7,666	5,402
Income tax expense	5,830	2,114
Net income	$1,836	$3,288

Net income per share - basic	$0.15	$0.29
Net income per share - diluted	$0.14	$0.27

Weighted average common shares outstanding
Basic	11,881	11,345
Diluted	12,873	12,352

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,355	$4,930
Accounts receivable	10,280	11,911
Other current assets	760	598
Total current assets	17,395	17,439
Equipment and improvements, net	1,566	1,391
Deferred taxes, net	4,137	9,639
Goodwill	25,989	25,989
Intangible assets, net	13,365	15,127
Other long-term assets	89	139
Total assets	$62,541	$69,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$—	$6,518
Derivative financial instruments, at fair value	—	306
Accrued payroll	4,983	3,723
Accounts payable, accrued expenses, and other current liabilities	10,950	10,895
Total current liabilities	15,933	21,442
Total long term liabilities	7,190	12,427
Total liabilities	23,123	33,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,899 and 11,767 at September 30, 2018 and 2017, respectively.	12	12
Additional paid-in capital	84,285	82,687
Accumulated deficit	(44,879)	(46,844)
Total shareholders’ equity	39,418	35,855
Total liabilities and shareholders' equity	$62,541	$69,724

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2018	2017
Operating activities
Net income	$1,836	$3,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,242	1,724
Amortization of debt financing costs as interest expense	275	268
Change in fair value of derivative financial instruments	—	102
Stock based compensation expense	1,375	662
Loss on retirement of equipment	—	31
Deferred taxes, net	5,502	1,776
Changes in operating assets and liabilities
Accounts receivable	1,631	(5,274)
Other current assets	(162)	(56)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	1,314	3,945
Other long term assets/liabilities	64	58
Net cash provided by operating activities	14,077	6,524

Investing activities
Acquisition, net of cash acquired	—	(250)
Purchase of equipment and improvements	(654)	(1,064)
Net cash used in investing activities	(654)	(1,314)

Financing activities
Repayments on senior debt	(11,979)	(3,750)
Repayments of capital lease obligations	—	(86)
Payment of deferred financing costs	(65)	—
Proceeds from stock option exercise	46	129
Net cash used in financing activities	(11,998)	(3,707)

Net change in cash and cash equivalents	1,425	1,503
Cash and cash equivalents at beginning of year	4,930	3,427
Cash and cash equivalents at end of year	$6,355	$4,930

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$800	$883
Cash paid during the year for income taxes	$876	$337
Non-cash issuance of stock upon exercise of options	$25	$—
Derivative warrant liability reclassified as equity	$(306)	$—
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2018 and 2017
(Amounts in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Shareholders' Equity
BALANCE, September 30, 2016	11,148	$11	$81,897	$(50,132)	$31,776
Directors' stock grants	103	—	496		496
Expense related to employee stock options	—	—	166		166
Exercise of stock options	516	1	128	—	129
Net Income	—	—	—	3,288	3,288
BALANCE, September 30, 2017	11,767	$12	$82,687	$(46,844)	$35,855
Directors' stock grants	93	—	1,109	—	1,109
Expense related to employee stock options	—	—	266	—	266
Exercise of stock options	39	—	46	—	46
Change in accounting principle - reclassification of warrant liability	—	—	177	129	306
Net Income	—	—	—	1,836	1,836
BALANCE, September 30, 2018	11,899	$12	$84,285	$(44,879)	$39,418
The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation.

2. Business Overview

At present, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. Our current contracts are within the following markets: Defense/VA (65%), Human Services and Solutions (31%) and Public Health/Life Sciences (4%); of which 95% of these contracts have been awarded on a Time and Materials basis, 3% are Cost plus Fixed Fee contracts and 2% are Firm Fixed Price contracts. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2018 and 2017. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. The Company’s current business base is 99% prime contracts and 1% subcontracts.

Our largest customer continues to be the VA, which comprised approximately 63% and 62% of revenue for the years ended September 30, 2018 and 2017, respectively. HHS, which comprised approximately 34% and 34% of revenue for the year ended September 30, 2018 and 2017, respectively, is also a major customer. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the terms of the contracts. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced.

DLH’s revenues from the VA are derived from 16 separate contracts related to its performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Approximately 57% of the Company’s current business base with the VA is derived from nine contracts (for pharmacy services) that are currently operating under extensions through April 2019 pending completion of the procurement process for a new contract. A single renewal request for proposal (“RFP”) has currently been issued for these nine contracts and we expect further extensions until the procurement process is completed. The RFP, however, requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. We have joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts which do not expire until May 2019, and the Company believes that these contracts will be similarly extended during the procurement process. These contracts may be subject to the same requirement of awarding to a SDVOSB prime contractor.

Our contract with HHS in support of its Head Start program generated 31% and 29% of our revenue from HHS for the fiscal years ended September 30, 2018 and 2017, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The Company's Danya subsidiary has provided these similar services to HHS since 1999. Danya was acquired by the Company in May 2016

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued amended revenue recognition guidance, including subsequent amendments, which was summarized into ASC 606, "Revenue from Contracts with Customers". ASC 606 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services unless those contracts are within the scope of other standards. The new guidance outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance required improved disclosures to help users of the financial statements better understand the nature, timing, and potential uncertainty of revenue that is recognized. To achieve that core principle, an entity should apply the following steps:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In addition, the FASB amended ASC 340-40 to provide guidance on costs to obtain contracts with customers. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using either a full retrospective approach or a modified approach.

The Company adopted the standard on a modified retrospective basis on October 1, 2018, whereby the cumulative effect of applying the standard was recognized through shareholders’ equity on the date of adoption. In interim periods of our fiscal year ending September 30, 2019, we will be required to provide additional disclosures regarding the amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change. Upon adoption on October 1, 2018, the Company recorded a net increase to shareholders’ equity of approximately $0.1 million. This amount related principally to the proportional recognition of revenue on fixed price services contracts.

As part of our implementation process, we reviewed representative contracts within each revenue stream, updated accounting policies and procedures, and internal controls over financial reporting. We evaluated the cumulative equity adjustment and updated financial reporting and footnote disclosures as required by the new standard. We have substantially completed our implementation process in 2018.

We do not expect that ASC 606 will have a material impact to our pattern of revenue recognition. Revenue for our current contract base is predominantly (95%) recognized on a time and materials basis, as the performance obligation is satisfied. An additional 3% of our revenue is derived from cost plus fixed fee contract arrangements, under which revenue is recognized as reimbursement of costs incurred in satisfaction of performance obligations, plus a proportional share of the fee earned. The final 2% of our revenue is derived from short-term (one year or less) fixed price services contracts. Revenue from fixed price services contracts is currently recognized evenly throughout the period of performance, but under ASC 606 we will estimate satisfaction of performance obligations on a proportional basis using a cost-to-cost input method. The adoption of ASC 340-40 will require capitalization of certain costs to obtain and fulfill a contract, with amortization of those deferred costs over the contract’s period of performance as underlying performance obligations are satisfied.

In February 2016, the FASB issued new accounting guidance related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, new guidance will require both types of leases (i.e., operating and finance) to be recognized. Finance leases will be accounted for in substantially the same manner as capital leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. ASU 2018-11 allows companies to elect not to recast comparative period presented when transitioning to ASC 842. The Company does not have a large portfolio of leases and is not likely to see a significant increase in balance sheet assets and liabilities resulting from the adoption of this new lease accounting guidance. As shown in Note 10, the Company currently has approximately $2.8 million of active lease commitments that will be evaluated as the implementation of this new lease accounting guidance becomes effective.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The Company adopted ASU No. 2016-15 on October 1, 2017 and its adoption did not have a material impact on the Company’s consolidated cash flows.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning January 1, 2020 for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASC 2017-04 on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company will adopt this standard in the first quarter of fiscal 2019 and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued new accounting guidance related to certain equity-linked financial instruments with down round features, such as warrants. The guidance provides for a scope exception from derivative accounting if the instruments qualify for equity classification. Should the instruments qualify for equity classification, they would no longer be considered liabilities subject to fair value measurement at each reporting period. This update is effective for the Company as of its fiscal year beginning October 1, 2019, with early adoption permitted. The Company has elected to adopt the provisions of this ASU in the current fiscal year. See Note 8. Common Stock Warrants.

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently assessing the potential impact on the Company’s consolidated financial statements and related disclosures.

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		September 30,	September 30,
	Ref	2018	2017
Billed receivables		$10,066	$11,862
Unbilled receivables		214	49
Total accounts receivable		10,280	11,911
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$10,280	$11,911

Ref (a): Accounts receivable are non-interest bearing, unsecured and net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either September 30, 2018 or September 30, 2017.

Other current assets

		(in thousands)
		September 30,	September 30,
	Ref	2018	2017
Prepaid insurance and benefits		$401	$240
Other receivables and prepaid expenses		359	358
Other current assets		$760	$598

Equipment and improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2018	2017
Furniture and equipment		$326	$331
Computer equipment		751	715
Computer software	(a)	1,731	1,108
Leasehold improvements		66	66
Total fixed assets		2,874	2,220
Less accumulated depreciation and amortization		(1,308)	(829)
Equipment and improvements, net	(b)	$1,566	$1,391

Ref (a): The Company implemented a new Enterprise Resource Planning system on January 1, 2018. Capitalized costs include $1.3 million and $0.7 million as of September 30, 2018 and 2017, respectively, of software licenses and implementation labor related to application development. The asset was placed in service as of January 1, 2018 with an estimated useful life of 5 years.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation of equipment was $479 thousand and $287 thousand for the years ended September 30, 2018 and 2017, respectively.

Intangibles assets, net

		(in thousands)
		September 30,	September 30,
	Ref	2018	2017
Intangible assets	(a)
Customer contracts and related customer relationships		$16,626	$16,626
Covenants not to compete		480	480
Trade name		517	517
Total intangible assets		17,623	17,623
Less accumulated amortization
Customer contracts and related customer relationships		(4,018)	(2,355)
Covenants not to compete		(116)	(68)
Trade name		(124)	(73)
Total accumulated amortization		(4,258)	(2,496)
Intangible assets, net		$13,365	$15,127

Ref (a): Intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense for the years ended September 30, 2018 and 2017 was $1.8 million and $1.4 million, respectively.

Estimated amortization expense for future years:	(in thousands)
Fiscal 2019	$1,762
Fiscal 2020	1,762
Fiscal 2021	1,762
Fiscal 2022	1,762
Fiscal 2023	1,762
Thereafter	4,555
Total amortization expense	$13,365

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	September 30,	September 30,
	2018	2017
Accounts payable	$3,393	$5,205
Accrued benefits	2,060	1,831
Accrued bonus and incentive compensation	2,191	1,544
Accrued workers compensation insurance	2,642	1,598
Other accrued expenses	664	717
Accounts payable, accrued expenses, and other current liabilities	$10,950	$10,895

Debt obligations

		(in thousands)
		September 30,	September 30,
	Ref	2018	2017
Bank term loan	(a)	$7,708	$19,688
Less unamortized debt issuance costs		(750)	(961)
Net bank debt obligation		6,958	18,727
Less current portion of bank debt obligations		—	(6,518)
Long term portion of bank debt obligation		$6,958	$12,209

Ref (a): Maturity of the bank debt obligation as follows, in thousands:
Fiscal 2019	$—
Fiscal 2020	1,875
Fiscal 2021	5,833
Total bank debt obligation	$7,708

Interest expense

		(in thousands)
		Years Ended
		September 30,
	Ref	2018	2017
Interest expense	(a)	$(800)	$(883)
Amortization of debt financing costs as interest expense	(b)	(275)	(268)
Change in fair value of derivative financial instruments		—	(102)
Other income (expense), net		(41)	25
Interest expense, net		$(1,116)	$(1,228)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to securing financing

5. Cash and Credit Facilities

A summary of our loan facilities and subordinated debt financing as of September 30, 2018 is as follows:

	($ in Millions)
	As of September 30, 2018
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million (a)	$7.7	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/21
* LIBOR rate as of September 30, 2018 was 2.08%

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

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for each year in which the Funded Indebtedness to Adjusted EBITDA ratio is greater than or equal to 2.50:1.0, or (b) 50% of the Excess Cash Flow for each fiscal year in which the funded indebtedness to Adjusted EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 2.0:1.0. DLH made an excess cash flow payment of $2.9 million in January 2018, and based on its funded indebtedness to Adjusted EBITDA ratio, does not expect to make any future excess cash flow payments. Additionally, DLH made a voluntary prepayment of term debt of $5.6 million in September 2018, which has been attributed to the scheduled monthly payments for the upcoming 18 months through March 2020.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total remaining borrowing availability, based on eligible accounts receivables at September 30, 2018, was $8.9 million. This capacity was further reduced by $1.3 million in a stand-by letter of credit and thus unused borrowing capacity of $7.6 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

6. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, measurement of prepaid workers’ compensation, valuation allowances established against deferred tax assets, measurement of contingent liabilities, accounts payable, workers’ compensation claims, and accrued expenses and the valuation of derivative financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

DLH recognizes and records revenue on government contracts when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. Refer to Note 3 for discussion of the adoption of ASC 606, which is effective as of October 1, 2018, and the Company's estimated impact of implementation.

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

At September 30, 2018, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2018, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. There were no impairments during the year ended September 30, 2017.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2018 and 2017. We report interest and penalties as a component of income tax expense. In the years ended September 30, 2018 and 2017, we recognized no interest and no penalties related to income taxes.

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

Earnings per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common stock outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities such as common stock warrants and stock options. Diluted earnings per share is calculated using the treasury stock method.

7. Stock-based compensation and equity grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2018, there were 1.7 million shares available for grant under the Company's 2016 Omnibus Equity Incentive Plan.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our consolidated statement of operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2018	2017
DLH employees		$266	$166
Non-employee directors	(a)	1,109	496
Total stock option expense		$1,375	$662

Ref (a): Equity grants, in accordance with DLH compensation policy for non-employee directors. During the fiscal year ended September 30, 2018, the Company revised its Board compensation policy to provide that equity grants were earned ratably throughout the year rather than retrospectively in the quarter following the completion of the fiscal year. On November 9, 2018 the Company issued 101,667 shares of cliff-vested common stock to non-employee members of the Company's Board of Directors, in accordance with DLH's revised compensation policy for non-employee directors.

Unrecognized stock-based compensation expense

		(in thousands)
		Year Ended
		September 30,
	Ref	2018	2017
Unrecognized expense for DLH employees	(a)	$876	$299

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. This expense is expected to be recognized within the next 4.25 years.

Stock option activity for the year ended September 30, 2018:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2016		2,226	$1.40	5.8	$7,581
Granted	(a)	400	$5.94
Exercised or canceled		(632)	$1.28
Options outstanding, September 30, 2017		1,994	$3.83	6.4	$8,489
Granted	(b)	217	$6.33
Exercised or canceled		(77)	$3.70
Options outstanding, September 30, 2018		2,134	$4.31	6.3	$6,949

Ref (a): Option grants to DLH employees in the fiscal year ended September 30, 2017 were valued using a binomial model, under the following criteria:

September 30,
2017
Risk free interest rate	2.46%
Contractual term	10 years
Dividend yield	—%
Expected lives	10 years
Expected volatility	144%
Fair value per option	$0.93 - $1.47

Ref (b): Utilizing a volatility range of 50% along with assumptions of a 10 year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the current fiscal year ended September 30, 2018, as follows using the Monte Carlo Method.

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

Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2018	2017
Vested and exercisable	(a)	1,335	1,327
Unvested	(b)	799	667
Options outstanding		2,134	1,994

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.50 and $1.45 at September 30, 2018 and 2017, respectively. Aggregate intrinsic value was $5.7 million and $6.8 million at September 30, 2018 and 2017, respectively. Weighted average contractual term remaining was 4.5 years and 5.0 years at September 30, 2018 and 2017, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

8. Common Stock Warrants

During the current fiscal year, the Company adopted the provisions of Accounting Standards Update ("ASU") 2017-11, "Earning Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The fair value of a financial instrument with a down round features is now permitted to be classified as a component of stockholder's equity, as opposed to a liability as it was previously required to be reported. In addition, the recorded fair value of the financial instruments is no longer required to be subsequently revalued. Should the down round feature of the financial instrument be triggered due to a change in the underlying strike price, the change in the fair value would be treated as a dividend and as a reduction of income available to common stockholders in accordance with the guidance of ASC-260.

Prior accounting treatment: In connection with issuing subordinated debt to finance its May 2, 2016 acquisition, the Company issued warrants to purchase 53,619 shares of Common Stock. These warrants contain certain pricing previsions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances. In addition, these warrants may only be exercised with cash. Accordingly, the Company recognized a liability for these warrants based on their fair value as of the date of grant. The initial warrant liability recognized on the related warrants totaled $177 thousand. At each subsequent quarter end, the Company then remeasured the fair value of the warrants, and recorded the change in the warrant liability as a component of net income. As of September 30, 2017, the warrant liability was valued at $306 thousand.

Current accounting treatment: The Company chose a modified retrospective adoption, and therefore, is recognizing the cumulative effect of the change as an adjustment to retained earnings in the period of adoption. The warrant liability has been eliminated from the Company's balance sheet as of September 30, 2018. The fair value of the warrant liability has been reduced by $306 thousand by reclassifying this liability to retained earnings and additional paid in capital by $129 thousand and $177 thousand, respectively.

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

	(in thousands)
	Year Ended
	September 30,
	2018	2017
Numerator:
Net income	$1,836	$3,288
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	11,881	11,345
Effect of dilutive securities:
Stock options and restricted stock	992	1,007
Denominator for diluted net income per share - weighted-average outstanding shares	12,873	12,352

Net income per share - basic	$0.15	$0.29
Net income per share - diluted	$0.14	$0.27

10. Commitments and Contingencies

Contractual Obligations as of September 30, 2018:

			Payments Due By Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt obligations		$7,708	$—	$7,708	$—	$—
Facility leases		2,764	901	988	672	203
Equipment operating leases		38	22	16	—	—
Total Contractual Obligations		$10,510	$923	$8,712	$672	$203

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended September 30, 2018 and September 30, 2017 was $2.6 million and $1.6 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the years ended September 30, 2018 and 2017 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

12. Income Taxes

DLH accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We also set up a valuation allowance, reducing the carrying value of deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized, as based on estimated future taxable income. Presently, the Company has no deferred tax asset valuation allowances.

During the fiscal year ending September 30, 2018, the Company recognized a $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal income tax rate of 34% to the 21% rate in the 2017 Tax Act enacted in December 2017. In addition to this discrete item the Company recognized $2.4 million of income tax expense associated with current operations resulting in total income tax expense of $5.8 million for the 2018 fiscal year. The fiscal year 2018 effective tax rate, excluding the discrete item associated with the deferred tax asset write-down was 32.2% as compared to the prior year effective tax rate of 39.1%.

At September 30, 2018 and 2017, respectively, the Company had federal net operating losses of approximately $23.8 million and $31.5 million. The Company utilized approximately $7.7 million of federal net operating losses to offset taxes otherwise currently due. The federal NOLs begin to expire in 2021 and continue to expire through 2033. The Company has no material state net operating losses carryforward.

A provision of the 2017 Tax Act repealed the alternative minimum tax (AMT). Additionally, prior AMT paid is either creditable against regular tax liability or refundable. For tax years beginning after 2017 and before 2022, 50 percent of AMT credits are refundable; from 2022, the credits are fully refundable. The Company has AMT credits of $369 thousand as of the year ended September 30, 2018, of which 50 percent has been established as an income tax receivable in current assets.

An analysis of DLH's deferred tax asset and liability is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2018	2017
Deferred income tax asset:
Net operating loss carry forwards	$5,005	$10,786
AMT credit carryforward	185	316
Stock based compensation	140	236
Accrued expenses	1,202	1,303
Other items, net	45	241
Total deferred tax asset	6,577	12,882
Deferred tax liability:
Fixed and intangible assets	(2,440)	(3,243)
Net deferred tax asset	$4,137	$9,639

The significant components of income tax expense for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2018	2017
Current expense	$328	$338
Deferred expense	5,502	1,776
Total expense	$5,830	$2,114
The following table indicates the significant differences between our income taxes at the federal statutory rate and DLH's effective tax rate for continuing operations:

	Year Ended
	September 30,
(amounts in thousands)	2018	2017
Federal statutory rate	$1,861	$1,837
State taxes, net	393	260
Other permanent items	77	17
Miscellaneous true up of prior year deferred	134	—
Discrete item (a)	3,365	—
Total	$5,830	$2,114
(a): Write-down of deferred tax assets due to change in federal income tax rate from the 2017 Tax Act.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to income tax examinations for years before 2015.

13. Quarterly Financial Data (Unaudited)

A summary of quarterly information is as follows (in thousands, except per share data)

		2018 Quarters
		First	Second	Third	Fourth
Revenue		$30,215	$34,401	$36,131	$32,489
Gross margin		6,532	7,448	8,338	7,885
Income from operations		1,146	2,204	2,614	2,819
Interest expense, net		(278)	(261)	(262)	(315)
Income before income taxes		868	$1,943	2,352	2,504
Income tax expense	(1)	3,719	$627	738	747
Net income (loss)		$(2,851)	$1,316	$1,614	$1,757
Earnings (loss) per share:
Basic		$(0.24)	$0.11	$0.14	$0.15
Diluted		$(0.24)	$0.10	$0.13	$0.14

	2017 Quarters
	First	Second	Third	Fourth
Revenue	$26,111	$29,905	$29,256	$30,390
Gross margin	5,811	6,401	6,385	7,253
Income from operations	889	1,839	1,753	2,149
Interest expense, net	(364)	(255)	(269)	(340)
Income before income taxes	525	1,584	1,484	1,809
Income tax expense	201	605	539	769
Net income	$324	$979	$945	$1,040
Earnings per share:
Basic	$0.03	$0.09	$0.08	$0.09
Diluted	$0.03	$0.08	$0.08	$0.08
_______________________________________________________________________________

(1) Refer to Note 12, Income Taxes, for a detailed explanation of the $3.4 million income tax discrete charge in fiscal year 2018, related to the 2017 Tax Cut and Jobs Act.

14. Employee Benefit Plans
As of September 30, 2018, DLH and its subsidiaries maintain the DLH 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. DLH may provide a discretionary matching contribution of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $222 thousand in fiscal 2018 and $154 thousand in fiscal year 2017. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.
15. Subsequent Events

Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no further subsequent events have occurred which require disclosure through the date that these financial statements were issued.