Form 10-Q
period 2018-12-31
DLH Holdings Corp.
filed 2019-02-13
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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
(770) 554-3545
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,036,161 shares of Common Stock, par value $0.001 per share, were outstanding as of January 31, 2019.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended December 31, 2018

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2018	2017
Revenue	$33,752	$30,215
Direct expenses (exclusive of depreciation and amortization shown below)	25,966	23,683
Gross margin	7,786	6,532
General and administrative expenses	4,666	4,880
Depreciation and amortization	563	506
Income from operations	2,557	1,146
Interest expense, net	177	278
Income before income taxes	2,380	868
Income tax expense	690	3,719
Net income (loss)	$1,690	$(2,851)

Net income (loss) per share - basic	$0.14	$(0.24)
Net income (loss) per share - diluted	$0.13	$(0.24)
Weighted average common shares outstanding
Basic	11,963	11,837
Diluted	12,979	11,837

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	December 31, 2018	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,325	$6,355
Accounts receivable	14,123	10,280
Other current assets	1,267	760
Total current assets	19,715	17,395
Equipment and improvements, net	1,444	1,566
Deferred taxes, net	3,596	4,137
Goodwill	25,989	25,989
Intangible assets, net	12,924	13,365
Other long-term assets	89	89
Total assets	$63,757	$62,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	5,546	4,983
Accounts payable, accrued expenses, and other current liabilities	9,918	10,950
Total current liabilities	15,464	15,933
Total long term liabilities	6,953	7,190
Total liabilities	22,417	23,123
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,036 and 11,899 at December 31, 2018 and September 30, 2018, respectively	12	12
Additional paid-in capital	84,517	84,285
Accumulated deficit	(43,189)	(44,879)
Total shareholders’ equity	41,340	39,418
Total liabilities and shareholders' equity	$63,757	$62,541

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2018	2017
Operating activities
Net income (loss)	$1,690	$(2,851)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	563	506
Amortization of debt financing costs as interest expense	73	65
Stock based compensation expense	193	757
Deferred taxes, net	541	3,539
Changes in operating assets and liabilities
Accounts receivable	(3,843)	(931)
Other current assets	(507)	11
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(470)	(1,486)
Other long term assets/liabilities	4	(4)
Net cash used in operating activities	(1,756)	(394)

Investing activities
Purchase of equipment and improvements	—	(375)
Net cash used in investing activities	—	(375)

Financing activities
Repayments on senior debt	(313)	(937)
Repayments of capital lease obligations	—	(5)
Proceeds from issuance of stock upon exercise of options	39	24
Net cash used in financing activities	(274)	(918)

Net change in cash and cash equivalents	(2,030)	(1,687)
Cash and cash equivalents at beginning of period	6,355	4,930
Cash and cash equivalents at end of period	$4,325	$3,243

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$163	$219
Cash paid during the period for income taxes	$22	$480
Supplemental disclosures of non-cash financing activity
Derivative warrant liability reclassified as equity	$—	$(306)

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. Amounts as of and for the periods ended December 31, 2018 and December 31, 2017 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 12, 2018.

2. Business Overview

DLH is a full-service provider of technology-enabled health and readiness enhancement services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices in Atlanta, Georgia. We have complementary headquarters offices in Silver Spring, Maryland. We employ over 1,600 skilled employees working in more than 30 locations throughout the United States.

Presently, the Company derives 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 68% and 66% of revenue for the three months ended December 31, 2018 and 2017, respectively. Additionally, HHS, which comprised approximately 30% and 32% of revenue for the three months ended December 31, 2018 and 2017, respectively, represents a major customer. Our current contracts are within the following markets: Defense/VA (69%), Human Services and Solutions (29%) and Public Health/Life Sciences (2%); of which 97% of these contracts have been awarded on a Time and Materials basis, 2% are Cost Plus Fixed Fee contracts and 1% are Firm Fixed Price contracts. For additional information, see Note 4, Revenue Recognition.

In addition, substantially all accounts receivable, including contract assets, are from agencies of the U.S. Government as of December 31, 2018 and September 30, 2018. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The Company's current business base is 99% prime contracts and 1% subcontracts. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information-Accounts Receivable.

The VA comprised approximately 68% and 66% of revenue for the three months ended December 31, 2018 and 2017, which was derived from 16 separate contracts related to its performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Approximately 58% of the Company's current business base with the VA is derived from nine contracts (for pharmacy services), which are currently operating under extensions through April 30, 2019 pending completion of the procurement process for a new contract. We believe further extensions are possible until the procurement is completed. A single renewal request for proposal ("RFP") has currently been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. The Company has joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract's volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts which do not expire until May 2019, and the company believes that these contracts will be similarly extended during the procurement process. These contracts may be subject to the same requirement of awarding to a SDVOSB prime contractor.

Further, the Company's contract with HHS in support of its Head Start program generated 28% and 28% of our revenue for the fiscal quarters ended December 31, 2018 and 2017, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The Company's Danya subsidiary has provided these similar services to HHS since 1999. Danya was acquired by the Company in May 2016.

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

3. New Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance Accounting Standard Codification ("ASC") 842 related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, new guidance will require both types of leases (i.e., operating and finance) to be recognized. Finance leases will be accounted for in substantially the same manner as capital leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Accounting Standard Update ("ASU") 2018-11 allows companies to elect not to recast comparative period presented when transitioning to ASC 842. The Company does not have a large portfolio of leases and is not likely to see a significant increase in balance sheet assets and liabilities resulting from the adoption of this new lease accounting guidance. As shown in Note 10, the Company currently has approximately $2.5 million of lease obligations as of December 31, 2018 that would be evaluated as the implementation of this guidance becomes effective.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of fiscal 2019 and adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently assessing the potential impact on the Company’s consolidated financial statements and related disclosures.

4. Revenue Recognition

On October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments as of October 1, 2018 using the modified retrospective method. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the impact of adopting ASC 606 but did not record an entry as the impact was immaterial at less than $10 thousand. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under ASC 605, the accounting standards in effect for those periods. In past periods, the Company recognized and recorded revenue on government contracts when: (a) persuasive evidence of an arrangement existed; (b) the services had been delivered to the customer; (c) the sales price was fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility was reasonably assured.

We account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the total transaction price for the contract; which is the total consideration which we can expect in exchange for the promised goods or services in the contract. The transaction price may include fixed or variable amounts. Due to our contracts being predominantly time and material, the Company does not have variable consideration. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each service promised in the contract. The primary method used to estimate standalone selling price is the hourly billing rate for each labor category identified in the contract with the customer. Revenue is recognized when, or as, the performance obligation is satisfied.

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For services contracts, we satisfy our performance obligations as services are rendered. We use a cost-based input method to measure progress.

Contract costs include labor, material and allocable indirect expenses. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. We consider control to transfer when we have a present right to payment and our customer has legal title. Essentially, all of our contracts satisfy their performance obligations over time. Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on the consolidated statement of operations.

For time-and-materials contracts, revenue was recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost-reimbursable contracts were recorded as reimbursable costs were incurred, including an estimated share of the applicable contractual fees earned. Contract costs were expensed as incurred. Estimated losses were recognized when identified.

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. Generally, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within receivables, net on our consolidated balance sheet and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

Contract liabilities - Presently, we do not receive advances from our customers that exceed revenue earned, resulting in contract liabilities.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	December 31,	September 30,
	2018	2018

Contract Assets	$479	$214
Contract Liabilities	—	—

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or sub-contractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer:

Three months ended
December 31,
2018

Department of Veterans Affairs	$22,811
Department of Health and Human Services	10,267
Other	674
Total revenue	$33,752

Revenue by contract type:

Three months ended
December 31,
2018

Time and materials	$32,790
Cost plus fixed fee	609
Firm fixed price	353
Total revenue	$33,752

Revenue by whether the company acts as a prime contractor or a subcontractor:

Three months ended
December 31,
2018

Prime	$33,528
Subcontractor	224
Total revenue	$33,752

5. Supporting Financial Information

Accounts receivable

		(in thousands)
		December 31,	September 30,
	Ref	2018	2018
Billed receivables		$13,644	$10,066
Contract assets		479	214
Total accounts receivable		14,123	10,280
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$14,123	$10,280

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2018 or September 30, 2018.

Other current assets

	(in thousands)
	December 31,	September 30,
	2018	2018
Prepaid insurance and benefits	$692	$401
Other receivables and prepaid expenses	575	359
Other current assets	$1,267	$760

Equipment and improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2018	2018
Furniture and equipment		$326	$326
Computer equipment		751	751
Computer software		1,731	1,731
Leasehold improvements		66	66
Total fixed assets		2,874	2,874
Less accumulated depreciation and amortization		(1,430)	(1,308)
Equipment and improvements, net	(a)	$1,444	$1,566

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation expense was $0.1 million and $0.1 million for the three months ended December 31, 2018 and 2017.

Intangible Assets

		(in thousands)
		December 31,	September 30,
	Ref	2018	2018
Intangible assets	(a)
Customer contracts and related customer relationships		$16,626	$16,626
Covenants not to compete		480	480
Trade name		517	517
Intangible assets		17,623	17,623
Less accumulated amortization
Customer contracts and related customer relationships		(4,434)	(4,018)
Covenants not to compete		(128)	(116)
Trade name		(137)	(124)
Total accumulated amortization		(4,699)	(4,258)
Intangible assets, net		$12,924	$13,365

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense was $0.4 million and $0.4 million for the three months ended December 31, 2018 and 2017.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2019	$1,321
Fiscal 2020	1,762
Fiscal 2021	1,762
Fiscal 2022	1,762
Fiscal 2023	1,762
Thereafter	4,555
Total amortization expense	$12,924

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	December 31,	September 30,
	2018	2018
Accounts payable	$3,853	$3,393
Accrued benefits	1,539	2,060
Accrued bonus and incentive compensation	525	2,191
Accrued workers compensation insurance	3,046	2,642
Other accrued expenses	955	664
Accounts payable, accrued expenses, and other current liabilities	$9,918	$10,950

Debt obligations

		(in thousands)
		December 31,	September 30,
	Ref	2018	2018
Bank term loan	(a)	$7,395	$7,708
Less unamortized debt issuance costs		(677)	(750)
Net bank debt obligation		6,718	6,958
Less current portion of bank debt obligations		—	—
Long term portion of bank debt obligation		$6,718	$6,958

Ref (a): Maturity of the bank debt obligation as follows, in thousands:
Fiscal 2019	$—
Fiscal 2020	1,562
Fiscal 2021	5,833
Total bank debt obligation	$7,395

Interest expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2018	2017
Interest expense	(a)	$(104)	$(219)
Amortization of debt financing costs as interest expense	(b)	(73)	(65)
Other income (expense), net		—	6
Interest expense, net		$(177)	$(278)

Ref (a): Interest expense on borrowing
Ref (b): Amortizations of expenses related to securing financing

6. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of December 31, 2018 is as follows:

	($ in Millions)
	As of December 31, 2018
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million (a)	$7.4	LIBOR* + 3.0%	5/1/2021
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	5/1/2021
*LIBOR rate as of December 31, 2018 was 2.34%

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

The Company's total borrowing availability, based on eligible accounts receivables at December 31, 2018, was $8.7 million. This capacity was comprised of $(1.3) million in a stand-by letter of credit and unused borrowing capacity of $10.0 million.

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

Fair value of financial instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Goodwill and other intangible assets

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2018, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2018. For the three months ended December 31, 2018, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long lived assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2018 or September 30, 2018. We report interest and penalties as a component of income tax expense. In the three months ended December 31, 2018 and December 31, 2017, we recognized no interest and no penalties related to income taxes.

Stock-based equity compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a binomial simulation option pricing model to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

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

8. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans are designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2018, there were 1.5 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Three months ended
	Ref	December 31,
		2018	2017
DLH employees		$62	$64
Non-employee directors	(a)	131	693
Total stock option expense		$193	$757

Ref (a): Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors. The equity grants were made in the first quarter of fiscal 2019 and in total 90,000 restricted stock units were granted.

Unrecognized stock-based compensation expense

		(in thousands)
		December 31,
	Ref	2018	2017
Unrecognized expense for DLH employees	(a)	$699	$1,076
Unrecognized expense for non-employee directors	(b)	395	—
Total unrecognized expense		$1,094	$1,076

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. The remaining term for the weighted average expense of these shares will be 2.94 years.

Ref (b): Unrecognized stock expense related to current year's equity grants of restricted stock units to non-employee directors in accordance with DLH compensation policy for non-employee directors.

Stock option activity for the three months ended December 31, 2018

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding September 30, 2018	2,134	$4.31	6.3	$6,949
Granted	—	$—
Exercised	(35)	$1.12
Options outstanding, December 31, 2018	2,099	$4.33	6.2	$5,103

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		December 31,	September 30,
	Ref	2018	2018
Vested and exercisable	(a)	1,300	1,335
Unvested		799	799
Options outstanding		2,099	2,134

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

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

	Three Months Ended
	December 31,
	2018	2017
Numerator:
Net income (loss)	$1,690	$(2,851)
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	11,963	11,837
Effect of dilutive securities:
Stock options and restricted stock	1,016	—
Denominator for diluted net income per share - weighted-average outstanding shares	12,979	11,837

Net income (loss) per share - basic	$0.14	$(0.24)
Net income (loss) per share - diluted	$0.13	$(0.24)

10. Commitments and Contingencies

Contractual obligations as of December 31, 2018

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$7,395	$—	$7,395	$—	$—
Facility leases	2,540	906	841	676	117
Equipment operating leases	32	21	11	—	—
Total obligations	$9,967	$927	$8,247	$676	$117

Worker's compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2018 and September 30, 2018 was $3.0 million and $2.6 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the three months ended December 31, 2018 and 2017 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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

As of December 31, 2018 and September 30, 2018, the Company is reporting a $3.6 million and $4.1 million, respectively, deferred tax asset, which is presented on the balance sheets as deferred taxes in the long-term assets section.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2018, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the

Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Those risks and uncertainties include, but are not limited to, the following: failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new services; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks of government contracts; the ability to successfully integrate the operations of our recent and any future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

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

Our business offerings are focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health solutions, comprising approximately 69% of our current business base;

•	Human services and solutions, approximately 29% of our current business base; and

•	Public health and life sciences, approximately 2% of our current business base.

Our largest customers continue to be the VA and HHS. As of December 31, 2018, contracts with VA and HHS have anticipated periods of performance up to May 2019 and April 2020, respectively, pending further extension or recompete. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced. For further discussion, see "Potential Impact of Federal Contractual Set-aside Laws and Regulations".

Defense and veterans’ health solutions: DLH provides critical healthcare services and delivery solutions to the Department of Veteran Affairs, Navy Bureau of Medicine and Surgery, Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including e-PRAT® and SPOT-m®, along with our cloud-based case management system have been major contributors in differentiating the Company within this Federal market sector.

DLH is on the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, earning the top position in the JD Powers evaluation of mail order pharmacies for each of the past eight years. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support. Our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

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

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are getting proper educational and environmental support, including health, nutritional, parental, and behavioral services during their formative years. Performance verification of grantors delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services require innovative monitoring and protocol systems integration to ensure productive and cost-effective results, which we deliver. Finally, DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to manage the system implementation using experienced subject matter experts and project management resources.

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

Federal budget outlook for 2019:

On January 25, 2019 Congress approved and the President signed legislation to appropriate funds for several departments and agencies affected by the partial shutdown that began on December 22, 2018. The appropriations legislation funds these agencies for three weeks through February 15, 2019. If appropriation legislation is not passed and signed then a partial government shutdown will again take place. The Company continues to believe that its key programs benefit from bipartisan support and that federal budgetary uncertainty will not have a material impact on our current business base for fiscal year 2019. However, the major customers that the Company supports, including VA, HHS, and DoD, have all been fully funded for fiscal 2019 prior to the beginning of the government fiscal year.

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

On September 28, 2018 the President signed the fiscal 2019 appropriations bill for the Departments of Labor, Health and Human Services and Education. The bill targets investments in medical research, and biodefense. Priority issues addressed in FY19 funding include research for cancer and Alzheimer's disease, and a historical level of funding to help combat the opioid epidemic.

Large defense companies divesting from Federal services market:

Certain large government contractors have been divesting from the Federal services market to increase their focus on advanced military products, which typically generate higher margins than services. This trend may open up increased opportunities for smaller Federal service providers such as DLH.

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

At present, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. Our largest customer continues to be the VA, which comprised approximately 68% and 66% of revenue for the year ended December 31, 2018 and 2017, respectively. HHS which comprised approximately 30% and 32% of revenue for the year ended December 31, 2018 and 2017, respectively, is also a major customer. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced.

Our revenues from the VA are derived from 16 separate contracts related to our performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Approximately 58% of the Company’s current business base with the VA is derived from nine contracts (for pharmacy services) that are currently operating under extensions through April 2019 pending completion of the procurement process for a new contract. A single renewal RFP has currently been issued for these nine contracts and we expect further extensions until the procurement process is completed. The RFP, however, requires the prime contractor be a SDVOSB, which precludes us from bidding on the RFP as a prime contractor. We have joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, we expect to continue to perform a significant amount of the contract’s volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts which do not expire until May 2019, and we believe that these contracts will be similarly extended during the procurement process. These contracts may be subject to the same requirement of awarding to a SDVOSB prime contractor.

The award of any contract is subject to an evaluation of proposals submitted and adjudication of any and all protests filed. The Company believes that protests may be filed for any award announcement. Based on historical experience, the Company believes that final resolution of such protests could require an extended period of time, during which the Company would expect to continue to perform as prime contractor. Should the VA fail to receive proposals from two qualified SDVOSB companies which is required in order for the work to be eligible for set aside status, the Company expects that the VA would reissue the RFP on a full and open basis in which DLH can respond as a prime contractor. DLH believes that its past performance in this business and track record of successfully vying for renewals provide a competitive advantage. While the effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth, DLH may elect to join an SDVOSB team as a subcontractor in support of such small businesses for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations for the three months ended December 31, 2018 and 2017

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	December 31, 2018		December 31, 2017		Change
Revenue	$33,752	100.0%	$30,215	100.0%	$3,537
Direct expenses (exclusive of depreciation and amortization shown below)	25,966	76.9%	23,683	78.4%	2,283
Gross margin	7,786	23.1%	6,532	21.6%	1,254
General and administrative expenses	4,666	13.8%	4,880	16.2%	(214)
Depreciation and amortization	563	1.7%	506	1.7%	57
Income from operations	2,557	7.6%	1,146	3.8%	1,411
Interest expense, net	177	0.5%	278	0.9%	(101)
Income before income taxes	2,380	7.1%	868	2.9%	1,512
Income tax expense	690	2.0%	3,719	12.3%	(3,029)
Net income (loss)	$1,690	5.0%	$(2,851)	(9.4)%	4,541
Net income (loss) per share - basic	$0.14		$(0.24)		$0.38
Net income (loss) per share - diluted	$0.13		$(0.24)		$0.37

Revenue

Revenue for the three months ended December 31, 2018 was $33.8 million, an increase of $3.5 million or 11.7% over prior year period. The increase in revenue is due primarily to expansion of workload volumes on our VA and HHS contracts.

Direct Expenses

Direct expenses generally include direct labor, taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended December 31, 2018 were $26.0 million, an increase of $2.3 million, or 9.6% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 76.9%, compared with 78.4% in the prior year period.

Gross Margin

Gross margin for the three months ended December 31, 2018 was approximately $7.8 million, an increase of $1.3 million, or 19.2%, over the prior year period, largely driven by improving quality of revenue through increased contribution from internal resources.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended December 31, 2018 were approximately $4.7 million, a decrease of $0.2 million or 4.4% over the prior year period due principally to decreased costs related to non-employee stock expense.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of definite-lived intangible assets. As a professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the three months ended December 31, 2018 and December 31, 2017, depreciation and amortization were approximately $0.6 million and $0.5 million, respectively.

Income from Operations

Income from operations for the three months ended December 31, 2018 was approximately $2.6 million, an increase of approximately $1.4 million over the prior year period, due primarily to the improved gross margin.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the three months ended December 31, 2018 and 2017, interest expense, net was approximately $0.2 million and $0.3 million, respectively.

Income before Income Taxes

For the three months ended December 31, 2018, income before taxes was approximately $2.4 million, an increase of approximately $1.5 million over the prior year period, due principally to increased gross margin derived from higher revenue.

Income Tax Expense

For the three months ended December 31, 2018 and 2017, DLH recorded a $0.7 million and $3.7 million provision for tax expense, respectively. The effective tax rate for the three months ended December 31, 2018 was 29%. The tax expense for three months ended December 31, 2017 included a discrete change of $3.4 million related to the write-down of deferred tax assets resulting from the 2017 Tax Act enacted in December 2017.

Net Income

Net income for the three months ended December 31, 2018 was approximately $1.7 million, or $0.14 per basic and $0.13 per diluted share, an increase of approximately $4.5 million primarily due to improved gross margin derived from higher revenue and normalized income tax expense.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization ("EBITDA") for the three months ended December 31, 2018 was approximately $3.1 million, an increase of approximately $1.5 million, or 88.9% over the prior year three months ended. The increase is attributable principally to improved gross margin from higher revenue.

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

In addition, for the year, we are also reporting our net income excluding the impact of the Tax Cut and Jobs Act of 2017 on the valuation of our deferred tax assets. On December 22, 2017, the Tax Cut and Jobs Act was enacted, which, among other things, reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes have resulted in a discrete charge to the first quarter tax provision of $3.4 million associated with revaluing the benefit of our net operating losses. Additionally, for comparability, the tax provision for the prior year periods has been restated using the current year rate of 29%. We are reporting this non-GAAP metric to demonstrate the impact of the tax law change.

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

Reconciliation of GAAP net income (loss) to EBITDA, a non-GAAP measure:

	Three Months Ended
	December 31,
	2018	2017	Change
Net income (loss)	$1,690	$(2,851)	$4,541
(i) Interest expense	177	278	(101)
(ii) Provision for taxes	690	3,719	(3,029)
(iii) Depreciation and amortization	563	506	57
EBITDA	$3,120	$1,652	$1,468

Reconciliation of GAAP net income (loss) to net income adjusted for the effect of the 2017 Tax Act, a non-GAAP measure:

	Three Months Ended
	December 31,
	2018	2017	Change
Net income (loss)	$1,690	$(2,851)	$4,541
Write-down of deferred tax assets	—	3,365	(3,365)
Pro-forma impact of tax rate change	—	102	(102)
Net income, adjusted for the effect of the 2017 Tax Act	$1,690	$616	$1,074

Net income per diluted share	$0.13	$(0.24)	$0.37
Impact of write-down of deferred tax asset	$—	$0.28	$(0.28)
Pro-forma impact of tax rate change	$—	$0.01	$(0.01)
Net income per diluted share, adjusted for the effect of the 2017 Tax Act	$0.13	$0.05	$0.08

Sources of cash and cash equivalents

As of December 31, 2018, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations and planned operating cash flow should be sufficient to support the Company's operations for twelve months from issuance of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing for the period ended December 31, 2018 is as follows:

	($ in Millions)

Lender	Arrangement	Loan Balance	Interest*	Maturity Date
Fifth Third Bank	Secured term loan $25 million (a)	$7.4	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/21

*LIBOR Interest rate as of December 31, 2018 was 2.34%.

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

The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 6 of the consolidated financial statements.

Contractual Obligations as of December 31, 2018

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$7,395	$—	$7,395	$—	$—
Facility Leases	2,540	906	841	676	117
Equipment operating leases	32	21	11	—	—
Total Obligations	$9,967	$927	$8,247	$676	$117

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2018, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 26 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended December 31, 2018.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material, and has determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.1 million per year. As of December 31, 2018, the Lender's interest rate was 5.34%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2018 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than the risks described elsewhere in this Quarterly Report, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during first quarter ended December 31, 2018:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2018	—	$—	—	$77
November 2018	—	—	—	77
December 2018	—	—	—	77
First Quarter Total	—	$—	—	$77

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: February 13, 2019