Form 10-Q
period 2019-03-31
DLH Holdings Corp.
filed 2019-05-07
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DLHC	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,036,161 shares of Common Stock, par value $0.001 per share, were outstanding as of April 30, 2019.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue	$33,756	$34,401	$67,508	$64,616
Direct expenses	25,682	26,953	51,647	50,636
Gross margin	8,074	7,448	15,861	13,980
General and administrative expenses	5,188	4,684	9,855	9,564
Depreciation and amortization	560	560	1,123	1,066
Income from operations	2,326	2,204	4,883	3,350
Interest expense, net	544	261	721	539
Income before income taxes	1,782	1,943	4,162	2,811
Income tax expense	517	627	1,207	4,346
Net income (loss)	$1,265	$1,316	$2,955	$(1,535)

Net income (loss) per share - basic	$0.11	$0.11	$0.25	$(0.13)
Net income (loss) per share - diluted	$0.10	$0.10	$0.23	$(0.13)
Weighted average common stock outstanding
Basic	12,036	11,889	11,999	11,863
Diluted	13,087	12,886	13,030	11,863

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	March 31, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,461	$6,355
Accounts receivable	9,396	10,280
Other current assets	1,509	760
Total current assets	16,366	17,395
Equipment and improvements, net	1,328	1,566
Deferred taxes, net	3,160	4,137
Goodwill	25,989	25,989
Intangible assets, net	12,483	13,365
Other long-term assets	201	89
Total assets	$59,527	$62,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	5,217	4,983
Accounts payable, accrued expenses, and other current liabilities	11,305	10,950
Total current liabilities	16,522	15,933
Total long term liabilities	201	7,190
Total liabilities	16,723	23,123
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,036 and 11,899 at March 31, 2019 and September 30, 2018, respectively	12	12
Additional paid-in capital	84,716	84,285
Accumulated deficit	(41,924)	(44,879)
Total shareholders’ equity	42,804	39,418
Total liabilities and shareholders' equity	$59,527	$62,541

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2019	2018
Operating activities
Net income (loss)	$2,955	$(1,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,123	1,066
Amortization of deferred financing costs	534	132
Stock based compensation expense	392	928
Deferred taxes, net	978	4,166
Changes in operating assets and liabilities
Accounts receivable	884	(427)
Other current assets	(749)	(347)
Accounts payable, accrued expenses, and other current liabilities	589	(31)
Other long term assets/liabilities	73	44
Net cash provided by operating activities	6,779	3,996

Investing activities
Purchase of equipment and improvements	(4)	(588)
Net cash used in investing activities	(4)	(588)

Financing activities
Repayments on senior debt	(7,708)	(4,793)
Repayments of capital lease obligations	—	(5)
Proceeds from issuance of common stock upon exercise of options	39	46
Net cash used in financing activities	(7,669)	(4,752)

Net change in cash and cash equivalents	(894)	(1,344)
Cash and cash equivalents at beginning of period	6,355	4,930
Cash and cash equivalents at end of period	$5,461	$3,586

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$234	$427
Cash paid during the period for income taxes	$247	$578
Supplemental disclosures of non-cash financing activity
Derivative warrant liability reclassified as equity	$—	$(306)
Non-cash issuance of stock upon exercise of options	$—	$25

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Six Months Ended March 31, 2019
Balance at September 30, 2018	11,899	$12	$84,285	$(44,879)	$39,418
Directors' stock grants and expense	102	—	263	—	263
Expense related to employee stock options	—	—	129	—	129
Exercise of stock options	35	—	39	—	39
Net income	—	—	—	2,955	2,955
Balance at March 31, 2019	12,036	$12	$84,716	$(41,924)	$42,804
Three Months Ended March 31, 2019
Balance at December 31, 2018	12,036	$12	$84,517	$(43,189)	$41,340
Expense related to director restricted stock units	—	—	132	—	132
Expense related to employee stock options	—	—	67	—	67
Net income	—	—	—	1,265	1,265
Balance at March 31, 2019	12,036	$12	$84,716	$(41,924)	$42,804

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Six Months Ended March 31, 2018
Balance at September 30, 2017	11,767	$12	$82,687	$(46,844)	$35,855
Directors' stock grants and expense	93	—	797	—	797
Expense related to employee stock options	—	—	131	—	131
Exercise of stock options	39	—	46	—	46
Change in accounting principle - reclassification of warrant liability	—	—	177	129	306
Net income	—	—	—	(1,535)	(1,535)
Balance at March 31, 2018	11,899	$12	$83,838	$(48,250)	$35,600
Three Months Ended March 31, 2018
Balance at December 31, 2017	11,882	$12	$83,644	$(49,566)	$34,090
Expense related to director stock grants	—	—	104	—	104
Issuance of common stock	17	—	23	—	23
Expense related to employee stock options	—	—	67	—	67
Net income	—	—	—	1,316	1,316
Balance at March 31, 2018	11,899	$12	$83,838	$(48,250)	$35,600

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. Amounts as of and for the periods ended March 31, 2019 and March 31, 2018 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 12, 2018.

2. Business Overview

DLH is a full-service provider of technology-enabled health and readiness enhancement services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 1,600 skilled employees working in more than 30 locations throughout the United States.

Presently, the Company derives 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 67% and 63% of revenue for the six months ended March 31, 2019 and 2018, respectively. Additionally, HHS, which comprised approximately 31% and 33% of revenue for the six months ended March 31, 2019 and 2018, respectively, represents a major customer. Our current contracts are within the following markets: Defense/VA (69%), Human Services and Solutions (29%) and Public Health/Life Sciences (2%); of which 97% of these contracts have been awarded on a Time and Materials basis, 2% are Cost Plus Fixed Fee contracts and 1% are Firm Fixed Price contracts. For additional information, see Note 4, Revenue Recognition.

In addition, substantially all accounts receivable, including contract assets, are from agencies of the U.S. Government as of March 31, 2019 and September 30, 2018. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The Company's current business base is 99% prime contracts and 1% subcontracts. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information - Accounts Receivable.

The VA comprised approximately 67% and 63% of revenue for the six months ended March 31, 2019 and 2018, which was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Approximately 58% of the Company's current business base with the VA is derived from nine contracts (for pharmacy services), which are currently operating under extensions through October 31, 2019 pending completion of the procurement process for a new contract. We believe further extensions are possible until the procurement is completed. A single renewal request for proposal ("RFP") has currently been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. The Company has joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract's volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts that the Company anticipates will be extended through November 2019. Additionally, the Company believes that these contracts will be similarly extended during the procurement process, and may be subject to the same requirement of awarding to a SDVOSB prime contractor.

Further, the Company's contract with HHS in support of its Head Start program generated 28% and 31% of our revenue for the six months ended March 31, 2019 and 2018, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The Company's Danya subsidiary has provided these and similar services to HHS since 1999. Danya was acquired by the Company in May 2016.

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

3. New Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance Accounting Standard Codification ("ASC") 842 related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets, referred to as “Lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, new guidance will require both types of leases (i.e., operating and finance) to be recognized. Finance leases will be accounted for in substantially the same manner as capital leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Accounting Standard Update ("ASU") 2018-11 allows companies to elect not to recast comparative period presented when transitioning to ASC 842. The Company does not have a large portfolio of leases and is not likely to see a significant increase in balance sheet assets and liabilities resulting from the adoption of this new lease accounting guidance. As shown in Note 10, the Company currently has approximately $2.3 million of lease obligations as of March 31, 2019 that would be evaluated as the implementation of this guidance becomes effective.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

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

4. Revenue Recognition

On October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the impact of adopting ASC 606 but did not record an entry as the impact was immaterial at less than $10 thousand. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under ASC 605, the accounting standards in effect for those periods. In past periods, the Company recognized and recorded revenue on government contracts when: (a) persuasive evidence of an arrangement existed; (b) the services had been delivered to the customer; (c) the sales price was fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility was reasonably assured.

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

Contract costs include labor, material and allocable indirect expenses. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. We consider control to transfer when we have a present right to payment. Essentially, all of our contracts satisfy their performance obligations over time. Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified. The impact of adjustments in contract estimates can be reflected in either revenue or operating expenses on the consolidated statement of operations.

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

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within receivables, net on our consolidated balance sheet and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

Contract liabilities - Presently, we do not receive advances from our customers that exceed revenue earned, resulting in contract liabilities.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	March 31,	September 30,
	2019	2018

Contract assets	$183	$214
Contract liabilities	—	—

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or sub-contractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer:

	(in thousands)
	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2019	2019

Department of Veterans Affairs	$23,197	$46,008
Department of Health and Human Services	9,706	19,973
Other	853	1,527
Total revenue	$33,756	$67,508

Revenue by contract type:

	(in thousands)
	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2019	2019

Time and materials	$32,625	$65,415
Cost plus fixed fee	637	1,246
Firm fixed price	494	847
Total revenue	$33,756	$67,508

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)
	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2019	2019

Prime	$33,538	$67,066
Subcontractor	218	442
Total revenue	$33,756	$67,508

5. Supporting Financial Information

Accounts receivable

		(in thousands)
		March 31,	September 30,
	Ref	2019	2018
Billed receivables		$9,213	$10,066
Contract assets		183	214
Total accounts receivable		9,396	10,280
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$9,396	$10,280

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2019 or September 30, 2018.

Other current assets

	(in thousands)
	March 31,	September 30,
	2019	2018
Prepaid insurance and benefits	$737	$401
Other receivables and prepaid expenses	772	359
Other current assets	$1,509	$760

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2019	2018
Furniture and equipment		$326	$326
Computer equipment		748	751
Computer software		1,738	1,731
Leasehold improvements		66	66
Total equipment and improvements		2,878	2,874
Less accumulated depreciation and amortization		(1,550)	(1,308)
Equipment and improvements, net	(a)	$1,328	$1,566

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation expense was $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the six months ended March 31, 2019 and 2018, respectively.

Intangible Assets

		(in thousands)
		March 31,	September 30,
	Ref	2019	2018
Intangible assets	(a)
Customer contracts and related customer relationships		$16,626	$16,626
Covenants not to compete		480	480
Trade name		517	517
Intangible assets		17,623	17,623
Less accumulated amortization
Customer contracts and related customer relationships		(4,850)	(4,018)
Covenants not to compete		(140)	(116)
Trade name		(150)	(124)
Total accumulated amortization		(5,140)	(4,258)
Intangible assets, net		$12,483	$13,365

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, and $0.9 million and $0.9 million for the six months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2019	$883
Fiscal 2020	1,762
Fiscal 2021	1,762
Fiscal 2022	1,762
Fiscal 2023	1,762
Thereafter	4,552
Total amortization expense	$12,483

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	March 31,	September 30,
	2019	2018
Accounts payable	$3,818	$3,393
Accrued benefits	2,150	2,060
Accrued bonus and incentive compensation	1,051	2,191
Accrued workers compensation insurance	3,465	2,642
Other accrued expenses	821	664
Accounts payable, accrued expenses, and other current liabilities	$11,305	$10,950

Debt obligations

		(in thousands)
		March 31,	September 30,
	Ref	2019	2018
Bank term loan		$—	$7,708
Less unamortized debt issuance costs	(a)	—	(750)
Net bank debt obligation		—	6,958
Less current portion of bank debt obligations		—	—
Long term portion of bank debt obligation		$—	$6,958

Ref (a): The remaining outstanding balance of the term loan was paid in full in the second quarter. As such, the remaining deferred financing costs attributable to the term loan were expensed in the period.

Interest expense

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Ref	2019	2018	2019	2018
Interest expense	(a)	$(83)	$(208)	$(187)	$(427)
Amortization of deferred financing costs	(b)	(461)	(67)	(534)	(132)
Other income (expense), net		—	14	—	20
Interest expense, net		$(544)	$(261)	$(721)	$(539)

Ref (a): Interest expense on borrowing.
Ref (b): Amortizations of expenses related to securing financing; amounts for three and six months ended March 31, 2019 include write-off of remaining deferred financing costs of $0.4 million related to term debt that was fully satisfied by that date.

6. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of March 31, 2019 is as follows:

As of March 31, 2019
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million (a)	$—	LIBOR* + 3.0%	5/1/2021
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	5/1/2021
*LIBOR rate as of March 31, 2019 was 2.49%

(a) Represents the principal amounts payable on our Term Loan with Fifth Third Bank. The $25.0 million term loan from Fifth Third Bank was secured by liens on substantially all of the assets of the Company. The principal of the Term Loan was payable in fifty-nine consecutive monthly installments of $312,500 with the remaining balance due on May 1, 2021. Through an excess cash flow payment and a series of voluntary prepayments, the Company has fully repaid the term loan as of March 31, 2019.

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

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for each year in which the Funded Indebtedness to Adjusted EBITDA ratio is greater than or equal to 2.50:1.0, or (b) 50% of the Excess Cash Flow for each fiscal year in which the funded indebtedness to Adjusted EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 2.0:1.0. DLH made a voluntary prepayment of term debt of $5.6 million in September 2018 and additional voluntary prepayments in February and March 2019, resulting in the term loan being fully repaid as of March 31, 2019.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total borrowing availability, based on eligible accounts receivables at March 31, 2019, was $7.2 million. This capacity was comprised of $1.1 million in a stand-by letter of credit and unused borrowing capacity of $8.3 million.

The revolving line of credit has a maturity date of May 1, 2021 and is subject to loan covenants as described above. DLH is fully compliant with those covenants.

7. Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers’ compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

Fair value of financial instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximated fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Goodwill and other intangible assets

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2018, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2018. For the six months ended March 31, 2019, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long lived assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2019 or September 30, 2018. We report interest and penalties as a component of income tax expense. In the three and six months ended March 31, 2019 and March 31, 2018, we recognized no interest and no penalties related to income taxes.

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

8. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans are designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2019, there were 1.5 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
		2019	2018	2019	2018
DLH employees	(a)	$67	$67	$129	$131
Non-employee directors	(b)	132	104	263	797
Total stock option expense		$199	$171	$392	$928

Ref (a): Equity grants of 35,000 stock options were made in the second quarter of fiscal year 2019 to employees in accordance with DLH compensation policy.

Ref (b): Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors were made in the first quarter of fiscal 2019 and in total 90,000 restricted stock units were granted.

Unrecognized stock-based compensation expense

		(in thousands)
		March 31,
	Ref	2019
Unrecognized expense for DLH employees	(a)	$766
Unrecognized expense for non-employee directors	(b)	263
Total unrecognized expense		$1,029

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. The remaining term for the weighted average expense of these shares will be 3.34 years.

Ref (b): Unrecognized stock expense related to current year's equity grants of restricted stock units to non-employee directors in accordance with DLH compensation policy for non-employee directors.

Stock option activity for the six months ended March 31, 2019

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding September 30, 2018	2,134	$4.33	6.2	$5,103
Granted	35	$5.25	—	—
Exercised	(35)	$1.12	—	—
Options outstanding, March 31, 2019	2,134	$4.36	6.2	$8,056

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		March 31,	September 30,
	Ref	2019	2018
Vested and exercisable	(a)	1,300	1,335
Unvested		834	799
Options outstanding		2,134	2,134

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$1,265	$1,316	$2,955	$(1,535)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	12,036	11,889	11,999	11,863
Effect of dilutive securities:
Stock options and restricted stock	1,051	997	1,031	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	13,087	12,886	13,030	11,863

Net income (loss) per share - basic	$0.11	$0.11	$0.25	$(0.13)
Net income (loss) per share - diluted	$0.10	$0.10	$0.23	$(0.13)

10. Commitments and Contingencies

Contractual obligations as of March 31, 2019

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Facility leases	$2,315	$912	$694	$680	$29
Equipment operating leases	27	16	11	—	—
Total obligations	$2,342	$928	$705	$680	$29

Worker's compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2019 and September 30, 2018 was $3.5 million and $2.6 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the three and six months ended March 31, 2019 and 2018 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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

As of March 31, 2019 and September 30, 2018, the Company is reporting a $3.2 million and $4.1 million, respectively, deferred tax asset, which is presented on the balance sheets as deferred taxes in the long-term assets section.

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

Our largest customers continue to be the VA and HHS. As of March 31, 2019, contracts with VA and HHS have anticipated periods of performance up to November 2019 and April 2020, respectively, pending further extension or recompete. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced. For further discussion, see "Potential Impact of Federal Contractual Set-aside Laws and Regulations".

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

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are getting proper educational and environmental support, including health, nutritional, parental, and behavioral services during their formative years. Performance verification of grantors delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services require innovative monitoring and systems integration to ensure productive and cost-effective results, which we deliver. Finally, DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to manage the system implementation using experienced subject matter experts and project management resources.

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

Federal budget outlook for 2019:

On January 25, 2019 and February 14, 2019, Congress approved and the President signed legislation to appropriate funds for several departments and agencies affected by the partial shutdown that began on December 22, 2018. The appropriations legislation funds these agencies for the remaining government fiscal year, which ends September 30, 2019.

On March 11, 2019, the President submitted his administration’s budget request for fiscal year 2020. Due to certain provisions of that request, including the imbalance between defense and non-defense discretionary spending requests, it is generally expected that budget negotiations will be protracted and may result in short-term shutdowns of certain government agencies after September 30, 2019.

The Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact from any delays in approving the federal budget for fiscal year of 2020.

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

At present, the Company derives 100% of its revenue from agencies of the Federal government, including 99% as a prime contractor. Our largest customer continues to be the VA, which comprised approximately 67% and 63% of revenue for the quarter ended March 31, 2019 and 2018, respectively. HHS which comprised approximately 31% and 33% of revenue for the quarter ended March 31, 2019 and 2018, respectively, is also a major customer. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced.

Our revenues from the VA are derived from 16 separate contracts covering our performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Approximately 58% of the Company’s current business base with the VA is derived from nine contracts (for pharmacy services) that are currently operating under extensions through October 2019 pending completion of the procurement process for a new contract. A single renewal RFP has currently been issued for these nine contracts and we expect further extensions until the procurement process is completed. The RFP, however, requires the prime contractor be a SDVOSB, which precludes us from bidding on the RFP as a prime contractor. We have joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, we expect to continue to perform a significant amount of the contract’s volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts that the Company anticipates will be extended through November 2019. Additionally, we believe these contracts will be similarly extended during the procurement process, and may be subject to the same requirement of awarding to a SDVOSB prime contractor.

The award of any contract is subject to an evaluation of proposals submitted and adjudication of any and all protests filed. The Company believes that protests may be filed for any award announcement. Based on historical experience, the Company believes that final resolution of such protests could require an extended period of time, during which the Company would expect to continue to perform as prime contractor. Should the VA fail to receive proposals from two qualified SDVOSB companies which is required in order for the work to be eligible for set aside status, the Company expects that the VA would reissue the RFP on a full and open basis in which DLH can respond as a prime contractor. The Company believes that its past performance in this business and track record of successfully vying for renewals provide a competitive advantage. While the effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth, DLH may elect to join an SDVOSB team as a subcontractor in support of such small businesses for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations for the three months ended March 31, 2019 and 2018

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	March 31, 2019		March 31, 2018		Change
Revenue	$33,756	100.0%	$34,401	100.0%	$(645)
Direct expenses	25,682	76.1%	26,953	78.3%	(1,271)
Gross margin	8,074	23.9%	7,448	21.7%	626
General and administrative expenses	5,188	15.4%	4,684	13.6%	504
Depreciation and amortization	560	1.7%	560	1.6%	—
Income from operations	2,326	6.9%	2,204	6.4%	122
Interest expense, net	544	1.6%	261	0.8%	283
Income before income taxes	1,782	5.3%	1,943	5.6%	(161)
Income tax expense	517	1.5%	627	1.8%	(110)
Net income (loss)	$1,265	3.7%	$1,316	3.8%	(51)
Net income (loss) per share - basic	$0.11		$0.11		$—
Net income (loss) per share - diluted	$0.10		$0.10		$—

Revenue

Revenue for the three months ended March 31, 2019 was $33.8 million, a decrease of $0.6 million or 1.9% over the prior year period. The decrease in revenue is due primarily to the timing of workload volumes on our HHS contracts in the current period versus the prior year period.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended March 31, 2019 were $25.7 million, a decrease of $1.3 million, or 4.7% over the prior year principally due to decreased professional service and travel costs attributed to decreased revenue. As a percentage of revenue, direct expenses were 76.1%, compared with 78.3% in the prior year period.

Gross Margin

Gross margin for the three months ended March 31, 2019 was approximately $8.1 million, an increase of $0.6 million, or 8.4%, over the prior year period, largely driven by improving quality of revenue through increased revenue contribution from internal resources.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended March 31, 2019 were approximately $5.2 million, an increase of $0.5 million or 10.8% over the prior year period principally due to increased corporate development costs.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of definite-lived intangible assets. As a professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the three months ended March 31, 2019 and March 31, 2018, depreciation and amortization were approximately $0.6 million and $0.6 million, respectively.

Income from Operations

Income from operations for the three months ended March 31, 2019 was approximately $2.3 million, an increase of approximately $0.1 million over the prior year period, due primarily to the improved gross margin.

Interest Expense

Interest expense includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the three months ended March 31, 2019 and 2018, interest expense was approximately $0.5 million and $0.3 million, respectively. The increase from the prior period was principally due to the write-off of unamortized deferred financing costs from the term loan being repaid in current quarter of $0.4 million.

Income before Income Taxes

For the three months ended March 31, 2019, income before taxes was approximately $1.8 million, a decrease of approximately $0.2 million over the prior year period, principally due to increased G&A expenses.

Income Tax Expense

For the three months ended March 31, 2019 and 2018, DLH recorded a $0.5 million and $0.6 million provision for tax expense, respectively. The effective tax rate for the three months ended March 31, 2019 was 29%.

Net Income

Net income for the three months ended March 31, 2019 was approximately $1.3 million, or $0.11 per basic and $0.10 per diluted share, a decrease of approximately $0.1 million primarily due to increased G&A expenses and the write-off of deferred financing costs as interest expense.

Results of Operations for the six months ended March 31, 2019 and 2018

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change in
Consolidated Statement of Income:	March 31, 2019		March 31, 2018		$
Revenue	$67,508	100.0%	$64,616	100.0%	$2,892
Direct expenses	51,647	76.5%	50,636	78.4%	1,011
Gross margin	15,861	23.5%	13,980	21.6%	1,881
General and administrative expenses	9,855	14.6%	9,564	14.8%	291
Depreciation and amortization	1,123	1.7%	1,066	1.6%	57
Income from operations	4,883	7.2%	3,350	5.2%	1,533
Interest	721	1.1%	539	0.8%	182
Income before income taxes	4,162	6.2%	2,811	4.4%	1,351
Income tax expense, net	1,207	1.8%	4,346	6.7%	(3,139)
Net income (loss)	$2,955	4.4%	$(1,535)	(2.4)%	$4,490

Net income (loss) per share - basic	$0.25		$(0.13)		$0.38
Net income (loss) per share - diluted	$0.23		$(0.13)		$0.36

Revenue

Revenue for the six months ended March 31, 2019 was $67.5 million, an increase of $2.9 million or 4.5% over the prior year period. The increase in revenue is due primarily to expansion of the workload volumes on our VA and HHS contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the six months ended March 31, 2019 were $51.6 million, an increase of $1.0 million, or 2.0% over the prior year principally due to increased direct labor costs attributed to increased revenue for the year to date period. As a percentage of revenue, direct expenses were 76.5%, a favorable reduction of 1.9%.

Gross Margin

Gross margin for the six months ended March 31, 2019 was approximately $15.9 million, an increase of $1.9 million, or 13.5%, over the prior year period, largely driven by improving quality of revenue through increased revenue contribution from internal resources.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the six months ended March 31, 2019 were approximately $9.9 million, an increase of $0.3 million or 3.0% over the prior year period, primarily driven by growth in our corporate development costs.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets. As a professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the six months ended March 31, 2019 and 2018, depreciation and amortization were approximately $1.1 million and $1.1 million, respectively, principally due to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the six months ended March 31, 2019 was approximately $4.9 million, an increase of approximately $1.5 million over the prior year period. The improvement is principally due to increased gross margin, offset in part by increased G&A expenses.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations, for the six months ended March 31, 2019 and 2018, interest expense, net was approximately $0.7 million and $0.5 million, respectively. The increase from the prior period was principally due to the write-off of unamortized deferred financing costs of $0.4 million from the term loan being repaid in the current quarter.

Income before Income Taxes

For the six months ended March 31, 2019, income before taxes were approximately $4.2 million, an improvement of approximately $1.4 million over the prior year period, principally due to increased gross margins derived from higher revenue for the current year period.

Income Tax Expense

For the six months ended March 31, 2019, DLH recorded a $1.2 million provision for tax expense, a decrease of approximately $3.1 million from the prior year period. The prior year tax provision was primarily driven by the $3.4 million write-down of deferred tax assets due to the revaluation of our net operating loss carryforwards from the previously recognized federal rate of 34% to the 21% rate in the 2017 Tax Cut and Jobs Act enacted in December 2017. Net of this write-down, tax expense was $1.2 million and $1.0 million for the six months ended March 31, 2019 and 2018, respectively. Net of the write-down, the effective tax rates were 29.0% and 34.9% for the six months ended March 31, 2019 and 2018.

Net Income

Net income for the six months ended March 31, 2019 was approximately $3.0 million, or $0.25 and $0.23 per basic and diluted share, respectively, an increase of approximately $4.5 million or $0.38 and $0.36 per basic and diluted share over the prior year period. The write-down of our deferred tax assets in first quarter fiscal 2018, due to the Tax Cut and Jobs Act of 2017, was a one-time event. The event's non-recurring nature was the primary cause of net income improvement in fiscal 2019.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization ("EBITDA") for the three months ended March 31, 2019 was approximately $2.9 million, an increase of approximately $0.1 million, or 4.4% over the prior year three months ended. The increase is attributable principally to improved gross margin.

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On December 22, 2017, the Tax Cut and Jobs Act was enacted, which, among other things, reduced corporate tax rates and revised rules regarding the usability of net operating losses. We are also reporting our net income excluding the impact of the Tax Cut and Jobs Act of 2017 on the valuation of our deferred tax assets. These changes have resulted in a discrete charge to the first quarter tax provision for fiscal 2018 of $3.4 million associated with revaluing the benefit of our net operating losses. Net of the write-down of our deferred tax assets, the increase to net income would have been $1.0 million or $0.08 and $0.08 per basic and diluted shares, respectively. Additionally, for comparability, the tax provision for the prior year periods has been restated using the current year rate of 29%. We are reporting this non-GAAP metric to demonstrate the impact of the tax law change.

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

Reconciliation of GAAP net income (loss) to EBITDA, a non-GAAP measure:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2019	2018	Change	2019	2018	Change
Net income (loss)	$1,265	$1,316	$(51)	$2,955	$(1,535)	$4,490
(i) Interest expense	544	261	283	721	539	182
(ii) Provision for taxes	517	627	(110)	1,207	4,346	(3,139)
(iii) Depreciation and amortization	560	560	—	1,123	1,066	57
EBITDA	$2,886	$2,764	$122	$6,006	$4,416	$1,590

Reconciliation of GAAP net income (loss) to net income adjusted for the effect of the 2017 Tax Act, a non-GAAP measure:

	Six Months Ended
	March 31,
	2019	2018	Change
Net income (loss)	$2,955	$(1,535)	$4,490
Write-down of deferred tax assets	—	3,365	(3,365)
Pro-forma impact of tax rate change	—	166	(166)
Net income, adjusted for the effect of the 2017 Tax Act	$2,955	$1,996	$959

Net income (loss) per diluted share	$0.23	$(0.13)	$0.36
Impact of write-down of deferred tax asset	$—	$0.28	$(0.28)
Pro-forma impact of tax rate change	$—	$0.01	$(0.01)
Net income per diluted share, adjusted for the effect of the 2017 Tax Act	$0.23	$0.16	$0.07

Sources of cash and cash equivalents

As of March 31, 2019, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations and planned operating cash flow should be sufficient to support the Company's operations for twelve months from issuance of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing for the period ended March 31, 2019 is as follows:

Lender	Arrangement	Loan Balance	Interest*	Maturity Date
Fifth Third Bank	Secured term loan $25 million (a)	$—	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/21

*LIBOR Interest rate as of March 31, 2019 was 2.49%.

(a) a secured term loan with an original aggregate principal amount of $25.0 million (the “Term Loan”). The Company has fully repaid the term loan as of March 31, 2019. See Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Contractual Obligations as of March 31, 2019

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Facility Leases	$2,315	$912	$694	$680	$29
Equipment operating leases	27	16	11	—	—
Total Obligations	$2,342	$928	$705	$680	$29

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 7 "Significant Accounting Policies" in this 10Q or Note 6 of the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2018, as well as the discussion under the caption “Critical Accounting Policies and Estimates” therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended March 31, 2019.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material, as the Company presently does not carry an outstanding balance on the bank term loan or line of credit.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during second quarter ended March 31, 2019:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 2019	—	$—	—	$77
February 2019	—	—	—	77
March 2019	—	—	—	77
Second Quarter Total	—	$—	—	$77

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: May 7, 2019