Form 10-Q
period 2019-06-30
DLH Holdings Corp.
filed 2019-08-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,036,161 shares of Common Stock, par value $0.001 per share, were outstanding as of July 31, 2019.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$38,700	$36,131	$106,208	$100,747
Direct expenses	28,777	27,793	80,424	78,429
Gross margin	9,923	8,338	25,784	22,318
General and administrative expenses	6,072	5,136	15,782	14,700
Transaction expenses	1,247	—	1,391	—
Depreciation and amortization	914	588	2,037	1,654
Income from operations	1,690	2,614	6,574	5,964
Interest expense, net	562	262	1,284	801
Income before income taxes	1,128	2,352	5,290	5,163
Income tax expense	325	738	1,532	5,084
Net income	$803	$1,614	$3,758	$79

Net income per share - basic	$0.07	$0.14	$0.31	$0.01
Net income per share - diluted	$0.06	$0.13	$0.29	$0.01
Weighted average common stock outstanding
Basic	12,036	11,899	12,011	11,875
Diluted	13,077	12,884	13,048	12,872

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	June 30, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,005	$6,355
Accounts receivable	24,024	10,280
Other current assets	2,715	760
Total current assets	32,744	17,395
Equipment and improvements, net	5,674	1,566
Deferred taxes, net	2,885	4,137
Goodwill	51,777	25,989
Intangible assets, net	41,156	13,365
Other long-term assets	778	89
Total assets	$135,014	$62,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$8,290	$4,983
Accounts payable, accrued expenses, and other current liabilities	19,093	10,950
Debt obligations - current	787	—
Total current liabilities	28,170	15,933
Long term liabilities:
Debt obligations - long term, net of deferred financing costs	62,844	6,958
Other long term liabilities	194	232
Total long term liabilities	63,038	7,190
Total liabilities	91,208	23,123
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,036 and 11,899 at June 30, 2019 and September 30, 2018, respectively	12	12
Additional paid-in capital	84,915	84,285
Accumulated deficit	(41,121)	(44,879)
Total shareholders’ equity	43,806	39,418
Total liabilities and shareholders' equity	$135,014	$62,541

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$3,758	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,037	1,654
Amortization of deferred financing costs	799	202
Stock based compensation expense	591	1,169
Deferred taxes, net	1,253	4,764
Changes in operating assets and liabilities
Accounts receivable	(925)	(508)
Other current assets	(376)	(259)
Accounts payable, accrued expenses, and other current liabilities	4,039	897
Other long term assets/liabilities	(23)	(5)
Net cash provided by operating activities	11,153	7,993

Investing activities
Business acquisition, net of cash acquired	(66,520)	—
Purchase of equipment and improvements	(29)	(571)
Net cash used in investing activities	(66,549)	(571)

Financing activities

Borrowing on senior debt	70,000	—
Repayments of senior debt	(11,646)	(5,730)
Deferred debt financing costs	(3,347)	(70)
Repayments of capital lease obligations	—	(8)
Proceeds from issuance of common stock upon exercise of options	39	46
Net cash provided by (used in) financing activities	55,046	(5,762)

Net change in cash and cash equivalents	(350)	1,660
Cash and cash equivalents at beginning of period	6,355	4,930
Cash and cash equivalents at end of period	$6,005	$6,590

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$248	$619
Cash paid during the period for income taxes	$406	$630
Supplemental disclosures of non-cash financing activity
Derivative warrant liability reclassified as equity	$—	$(306)
Non-cash issuance of stock upon exercise of options	$—	$25

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Nine Months Ended June 30, 2019
Balance at September 30, 2018	11,899	$12	$84,285	$(44,879)	$39,418
Stock-based compensation	102	—	591	—	591
Exercise of stock options	35	—	39	—	39
Net income	—	—	—	3,758	3,758
Balance at June 30, 2019	12,036	$12	$84,915	$(41,121)	$43,806
Three Months Ended June 30, 2019
Balance at March 31, 2019	12,036	$12	$84,716	$(41,924)	$42,804
Stock-based compensation	—	—	199	—	199
Net income	—	—	—	803	803
Balance at June 30, 2019	12,036	$12	$84,915	$(41,121)	$43,806

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Nine Months Ended June 30, 2018
Balance at September 30, 2017	11,767	$12	$82,687	$(46,844)	$35,855
Stock-based compensation	93	—	1,169	—	1,169
Exercise of stock options	39	—	46	—	46
Change in accounting principle - reclassification of warrant liability	—	—	177	129	306
Net income	—	—	—	79	79
Balance at June 30, 2018	11,899	$12	$84,079	$(46,636)	$37,455
Three Months Ended June 30, 2018
Balance at March 31, 2018	11,899	$12	$83,838	$(48,250)	$35,600
Stock-based compensation	—	—	241	—	241
Net income	—	—	—	1,614	1,614
Balance at June 30, 2018	11,899	$12	$84,079	$(46,636)	$37,455

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. Amounts as of and for the periods ended June 30, 2019 and June 30, 2018 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 12, 2018.

2. Business Overview

DLH is a technology-enabled health and human services company, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 1,900 skilled employees working in more than 30 locations throughout the United States and one location overseas.

On June 7, 2019, the Company acquired Social & Scientific Systems, Inc. (“SSS”), which provides clinical and biomedical research, epidemiology, health policy, and program evaluation services in the public health market. SSS utilizes advanced research (including longitudinal studies), data analytics, and secure IT platform services to assist public health agencies within the Department of Health and Human Services, including the National Institutes of Health ("NIH") and the Centers for Medicare and Medicaid Services ("CMS"). The acquisition expands our ability to provide complementary services across multiple government markets.

Presently, the Company derives approximately 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 65% and 64% of revenue for the nine months ended June 30, 2019 and 2018, respectively. Additionally, HHS, which comprised approximately 33% and 34% of revenue for the nine months ended June 30, 2019 and 2018, respectively, represents a major customer. Our contracts are within the following markets: Defense/VA (66%), Human Services and Solutions (28%) and Public Health/Life Sciences (6%); of which 93% of these contracts have been awarded on a Time and Materials basis, 5% are Cost Reimbursable contracts, and 2% are Firm Fixed Price contracts. For additional information, see Note 4, Revenue Recognition.

In addition, substantially all accounts receivable, including contract assets, are from agencies of the U.S. Government as of June 30, 2019 and September 30, 2018. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The Company's current business base is 95% prime contracts and 5% subcontracts for the three months ended June 30, 2019. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information - Accounts Receivable.

The VA comprised approximately 65% and 64% of revenue for the nine months ended June 30, 2019 and 2018, which was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Approximately 58% of the Company's business base with the VA is derived from nine contracts (for pharmacy services), which are currently operating under extensions through October 31, 2019 pending completion of the procurement process for a new contract. We believe further extensions are possible until the procurement is completed. A single renewal request for proposal ("RFP") has currently been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business ("SDVOSB"), which precludes the Company from bidding on the RFP as a prime contractor. The Company has joined an SDVOSB team to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract's volume of business. The remaining seven contracts for logistics services to the VA are performed under contracts that have been extended through November 2019. An RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder, with preference given to an SDVOSB prime contractor. The Company has joined an SDVOSB team to respond to this RFP. Additionally, the Company believes that these contracts may similarly be extended during the procurement process.

Further, the Company's contract with HHS in support of its Head Start program generated 27% and 32% of its revenue for the nine months ended June 30, 2019 and 2018, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The Company's Danya subsidiary has provided these and similar services to HHS since 1999. Danya was acquired by the Company in May 2016.

The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS, or if the amount of services we provide to them was materially reduced. Given the uncertainty regarding both the outcome and the timing of the VA RFP's discussed above, the Company has not reflected any current impact to its financial statements from the award of these contracts.

3. New Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance Accounting Standard Codification ("ASC") 842 related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets, referred to as “Lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, new guidance will require both types of leases (i.e., operating and finance) to be recognized. Finance leases will be accounted for in substantially the same manner as capital leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Accounting Standard Update ("ASU") 2018-11 allows companies to elect not to recast comparative period presented when transitioning to ASC 842. The Company expects an impact in balance sheet net assets and liabilities resulting from the adoption of this new lease accounting guidance of approximately $21.2 million of lease obligations as of June 30, 2019 that will be further evaluated as the implementation of this guidance becomes effective.

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

4. Revenue Recognition

On October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method. ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within the contract are satisfied. ASC 606 also requires new, expanded disclosures regarding revenue recognition. We recognized the impact of adopting ASC 606, but did not record an entry as the impact was immaterial at less than $10 thousand. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under ASC 605, the accounting standards in effect for those periods. In past periods, the Company recognized and recorded revenue on government contracts when: (a) persuasive evidence of an arrangement existed; (b) the services had been delivered to the customer; (c) the sales price was fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility was reasonably assured.

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

For time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost-reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. Contract costs are expensed as incurred. Estimated losses are recognized when identified.

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within receivables, net on our consolidated balance sheets and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	June 30,	September 30,
	2019	2018

Contract assets	$2,045	$214
Contract liabilities	$135	$—

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer:

	(in thousands)
	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2019	2019

Department of Veterans Affairs	$23,056	$68,563
Department of Health and Human Services	14,297	34,987
Other	1,347	2,658
Total revenue	$38,700	$106,208

Revenue by contract type:

	(in thousands)
	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2019	2019

Time and materials	$33,426	$98,841
Cost reimbursable	4,545	5,791
Firm fixed price	729	1,576
Total revenue	$38,700	$106,208

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)
	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2019	2019

Prime	$36,882	$103,947
Subcontractor	1,818	2,261
Total revenue	$38,700	$106,208

5. Supporting Financial Information

Accounts receivable

		(in thousands)
		June 30,	September 30,
	Ref	2019	2018
Billed receivables		$21,979	$10,066
Contract assets		2,045	214
Total accounts receivable	(a)	24,024	10,280
Less: Allowance for doubtful accounts	(b)	—	—
Accounts receivable, net		$24,024	$10,280

Ref (a): The total accounts receivable balance includes $13.1 million from SSS.

Ref (b): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2019 or September 30, 2018.

Other current assets

	(in thousands)
	June 30,	September 30,
	2019	2018
Prepaid insurance and benefits	$806	$401
Other receivables	874	319
Other prepaid expenses	1,035	40
Other current assets	$2,715	$760

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2019	2018
Furniture and equipment		$1,246	$326
Computer equipment		1,002	751
Computer software		3,667	1,731
Leasehold improvements		1,595	66
Total equipment and improvements		7,510	2,874
Less accumulated depreciation and amortization		(1,836)	(1,308)
Equipment and improvements, net	(a)	$5,674	$1,566

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.3 million for the nine months ended June 30, 2019 and 2018, respectively.

Intangible assets

		(in thousands)
		June 30,	September 30,
	Ref	2019	2018
Intangible assets	(a)
Customer contracts and related customer relationships		$16,626	$16,626
Covenants not to compete		480	480
Trade name		517	517
Acquired intangibles - SSS acquisition	(b)	29,301	—
Total intangible assets		46,924	17,623
Less accumulated amortization
Customer contracts and related customer relationships		(5,266)	(4,018)
Covenants not to compete		(152)	(116)
Trade name		(164)	(124)
Acquired intangibles - SSS acquisition	(b)	(186)	—
Total accumulated amortization		(5,768)	(4,258)
Intangible assets, net		$41,156	$13,365

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.3 million for the nine months ended June 30, 2019 and 2018, respectively.

Ref (b): The Company is currently valuing the acquired intangible assets from the SSS acquisition. The balances provided are an estimate and subject to revision.

Estimated amortization expense for future years:	Ref	(in thousands)
Remaining Fiscal 2019		$988
Fiscal 2020		4,692
Fiscal 2021		4,692
Fiscal 2022		4,692
Fiscal 2023		4,692
Thereafter		21,400
Total amortization expense	(a)	$41,156

Ref (a): The amortization expense includes the Danya and SSS acquisitions. The Company is currently valuing the acquired intangible assets from the SSS acquisition. The balances provided are an estimate and subject to revision.

Goodwill

Goodwill:	Ref	(in thousands)
Acquired from previous acquisitions		$25,989
Acquired from SSS acquisition	(a)	25,788
Total Goodwill		$51,777

Ref (a): The Company is currently valuing the goodwill from the SSS acquisition. The balance provided is an estimate and subject to revision.

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		June 30,	September 30,
	Ref	2019	2018
Accounts payable		$9,290	$3,393
Accrued benefits		2,173	2,060
Accrued bonus and incentive compensation		1,577	2,191
Accrued workers compensation insurance		3,836	2,642
Other accrued expenses		2,217	664
Accounts payable, accrued expenses, and other current liabilities	(a)	$19,093	$10,950

Ref (a): The total accounts payable, accrued expenses, and other current liabilities includes $4.9 million from SSS.

Debt obligations

		(in thousands)
		June 30,	September 30,
	Ref	2019	2018
Bank term loan		$66,063	$7,708
Less unamortized deferred financing cost		(1,906)	(750)
Net bank debt obligation		64,157	6,958
Less current portion of bank debt obligations		(1,313)	—
Long term portion of bank debt obligation		$62,844	$6,958

Interest expense

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2019	2018	2019	2018
Interest expense	(a)	$(297)	$(192)	$(485)	$(619)
Amortization of deferred financing costs	(b)	(265)	(70)	(799)	(202)
Other income (expense), net		—	—	—	20
Interest expense, net		$(562)	$(262)	$(1,284)	$(801)

Ref (a): Interest expense on borrowing.
Ref (b): Amortization of deferred financing costs include write-offs of unamortized deferred financing costs of $0.2 million for three months ended June 30, 2019 and $0.6 million for the nine months ended June 30, 2019 related to the early extinguishment of the prior credit facility that was in place until June 7, 2019.

6. Credit Facilities

A summary of this loan facility as of June 30, 2019, is as follows:

Arrangement	Loan Balance		Interest	Maturity Date
Secured term loan $70 million (a)	$66.1	million	LIBOR* + 4.0%	6/7/2024
Secured revolving line of credit $25 million ceiling (b)	$—		LIBOR* + 4.0%	6/7/2024

*LIBOR rate as of June 30, 2019 was 2.42%

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan was secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 commencing with the quarter ending September 30, 2019, and for all subsequent periods, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 4.25:1.0 to 3.25:1.0 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. The term loan has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio. We are in compliance with all loan covenants and restrictions.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. DLH made a voluntary prepayment of term debt of $3.9 million in June 2019, which satisfies the next three quarterly principal installments. For additional information regarding the schedule of future payment obligations, please refer to Note 10, Commitments and Contingencies.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company did not access funds from the revolving credit facility at the closing, and such facility will be available to support future cash needs.

The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2019, was $19.6 million. We had unused borrowing capacity of $19.6 million as there were no outstanding letters of credit. As part of the revolving credit facility, the lenders agreed to a sublimit of $3 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of June 7, 2024 and is subject to loan covenants as described above. DLH is fully compliant with those covenants.

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

Goodwill and other intangible assets

We have used the acquisition method of accounting for the SSS transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Initial estimates of this allocation are shown under Note 12 Business Combinations. On the basis of the estimated assets acquired, the Company amortized $0.2 million for the three months ended June 30, 2019.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2018, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2018. For the nine months ended June 30, 2019, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long lived assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2019 or September 30, 2018. We report interest and penalties as a component of income tax expense. In the three and nine months ended June 30, 2019 and June 30, 2018, we recognized no interest and no penalties related to income taxes.

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

The Company adopted ASU 2016-18, Restricted Cash, in a previous filing, but until this filing it was not applicable. At June 30, 2019, the Company had a restricted cash balance of $2.3 million. The cash was restricted because letters of credit and credit cards issued under the previous credit facility were in the process of being transferred to the credit facility executed during the current quarter. Cash collateral was required by the previous lenders to secure the outstanding obligations. The Company expects the restrictions to be relieved prior to the fiscal year-end.

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

8. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans are designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2019, there were 1.5 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2019	2018	2019	2018
DLH employees		$67	$68	$196	$199
Non-employee directors	(a)	132	173	395	970
Total stock option expense		$199	$241	$591	$1,169

Ref (a): Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors were made in the first quarter of fiscal 2019 and in total 90,000 restricted stock units were granted.

Unrecognized stock-based compensation expense

		(in thousands)
		June 30,
	Ref	2019
Unrecognized expense for DLH employees	(a)	$699
Unrecognized expense for non-employee directors	(b)	132
Total unrecognized expense		$831

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

The remaining term for the weighted average expense of all stock-based compensation is 3.60 years.

Stock option activity for the nine months ended June 30, 2019

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2018	2,134	$4.31	6.3	$6,949
Granted	35	$5.25	—	—
Exercised	(35)	$1.12	—	—
Options outstanding, June 30, 2019	2,134	$4.36	6.0	$5,755

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		June 30,	September 30,
	Ref	2019	2018
Vested and exercisable	(a)	1,300	1,335
Unvested		834	799
Options outstanding		2,134	2,134

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$803	$1,614	$3,758	$79
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,036	11,899	12,011	11,875
Effect of dilutive securities:
Stock options and restricted stock	1,041	985	1,037	997
Denominator for diluted net income per share - weighted-average outstanding shares	13,077	12,884	13,048	12,872

Net income per share - basic	$0.07	$0.14	$0.31	$0.01
Net income per share - diluted	$0.06	$0.13	$0.29	$0.01

10. Commitments and Contingencies

Contractual obligations as of June 30, 2019

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$66,063	$1,313	$10,500	$54,250	$—
Facility leases	21,166	4,486	8,361	6,086	2,233
Equipment operating leases	33	33	—	—	—
Total obligations	$87,262	$5,832	$18,861	$60,336	$2,233

Worker's compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2019 and September 30, 2018 was $3.8 million and $2.6 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the three and nine months ended June 30, 2019 and 2018 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

12. Business Combinations:

Acquisition of Social and Scientific Systems, Inc. ("SSS")

On June 7, 2019, the Company acquired 100% of the equity interests of SSS for a net purchase price of $66.5 million, or $69.6 million net of cash on hand of $3.1 million. The acquisition was financed through a combination of:

•	borrowings of $70 million under the Company’s new senior credit facility

•	cash on hand to pay transaction expenses and financings costs of $4.7 million

The acquisition of SSS is consistent with the Company’s growth strategy, as it provided contract diversification, addition of key capabilities and increased presence in the public health market.

We have used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The preliminary base purchase price for SSS was $70 million adjusted to reflect acquired cash, assumed liabilities and preliminary net working capital adjustments. The purchase price is subject to post-closing adjustments based on SSS’s final debt, transaction costs, net working capital, and other adjustments, as determined in accordance with the Purchase Agreement. The Company is continuing to evaluate all acquisition related adjustments.

Subject to certain limitations and conditions, the Company will be indemnified by the seller for damages resulting from breaches or inaccuracies of the representations, warranties, and covenants of the seller and SSS as set forth in the Purchase Agreement. The Purchase Agreement further provides that escrow funds of an aggregate amount of approximately $1.2 million have been established for the benefit of DLH in order to satisfy the purchase price adjustment and indemnification obligations of the seller that may arise following the closing of the acquisition. A representations and warranties insurance policy has been purchased by the Company in connection with the Purchase Agreement, under which the Company may seek recourse for breaches of the seller’s representations and warranties to supplement the indemnity escrow. The representations and warranties insurance policy is subject to certain customary exclusions and a deductible.

In accordance with ASU 2017-01, which was previously adopted, the Company is accounting for this transaction as an acquisition. We are in the process of allocating the acquisition price to the fair value of the assets and liabilities of SSS at the acquisition date. Initial estimates of the purchase price and its allocation are shown below but may be subject to change as we complete our assessment of the acquisition date balance sheet. Based on the unaudited financial statements of SSS on June 7, 2019, we estimate total acquisition consideration and the preliminary allocation of fair value to the related assets and liabilities as follows:

(Amounts in thousands)
Preliminary purchase price for SSS	$69,558

Estimated net assets acquired
Cash and cash equivalents	$3,037
Accounts receivable	12,819
Other current assets	1,418
Total current assets	17,274
Accounts payable and accrued expenses	(3,933)
Payroll liabilities	(3,458)
Estimated net working capital	9,883
Property and equipment, net	4,605
Net identifiable assets acquired	14,488
Goodwill and other intangibles	55,070
Net assets acquired	$69,558

During the three and nine months ended June 30, 2019, SSS contributed approximately $4.5 million of revenue and $0.2 million of income from operations.

The following table presents certain results for the three and nine months ended June 30, 2019 and 2018 as though the acquisition of SSS had occurred on October 1, 2017. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of SSS for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•	The impact of acquisition financing.

•	The removal of certain SSS operations due to completed and nonrecurring contracts.

•	The removal of the legacy SSS Employee Stock Ownership Plan ("ESOP") expenses.

•	The removal of SSS's historical goodwill amortization.

•	The impact of recording SSS's intangible asset amortization.

•	The removal of SSS's historical debt-related interest expense.

•	The impact of interest expense for the new credit facility.

•	The removal of legacy SSS director's fees.

•	The removal of transaction costs for the acquisition incurred by SSS.

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Pro forma results	2019	2018	2019	2018
Revenue	$51,344	$53,578	$151,654	$154,570
Net income (loss)	(191)	752	1,346	2,262

Number of shares outstanding - basic	12,036	11,899	12,011	11,875
Number of shares outstanding - diluted	13,077	12,884	13,048	12,872

Basic earnings per share (loss)	$(0.02)	$0.06	$0.11	$0.19
Diluted earnings per share (loss)	$(0.01)	$0.06	$0.10	$0.18

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

As of June 30, 2019 and September 30, 2018, the Company is reporting a $2.9 million and $4.1 million respectively, deferred tax asset, which is presented on the balance sheets as deferred taxes, net.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2018, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the risk that we will not realize the anticipated benefits of the acquisition of SSS; the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition; the inability to retain SSS employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; the risks and uncertainties associated with client interest in and purchases of new services; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of SSS and any future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Business and Markets Overview:

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

On June 7, 2019, the Company acquired Social & Scientific Systems, Inc. (“SSS”), which provides clinical and biomedical research, epidemiology, health policy, and program evaluation services in the public health space. SSS utilizes advanced research (including longitudinal studies), data analytics, and secure IT platform services to assist public health agencies within the Department of Health and Human Services including National Institutes of Health ("NIH") and Center for Medicare and Medicaid Services ("CMS"). The acquisition expands our ability to provide complementary services across multiple government markets.

Our business offerings are aligned to three market focus areas within the federal health services market space.

•	Defense and Veteran Health Solutions;

•	Human Services and Solutions

•	Public Health and Life Sciences;

Prospectively, we expect they will represent 45%, 20%, and 35% of our revenue stream, respectively.

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

DLH is at the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, earning the top position in the JD Powers evaluation of mail order pharmacies for each of the past eight years. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support. Our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

DLH provides a range of case management, physical and behavioral health examinations, and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. We deliver clinical drug and alcohol counseling services to Navy installations worldwide as part of the clinical preceptorship program, thereby improving sailor health and readiness. DLH is also engaged in efforts to alleviate homelessness among veterans. We provide a range of professional case management services to support veterans' transition back into the community. These services include mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

Human Services and Solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services, the Department of Homeland Security, and the Department of State. Our range of services support the critical missions of these departments and agencies, to include the Office of Head Start ("OHS"), Administration for Children and Families ("ACF") and the United States Agency of International Development ("USAID"). In this market, the Company provides large-scale program monitoring and evaluation; electronic medical records migration; data collection and management; and nutritional and social health assessments. Finally, DLH provides large-scale data analytics as well as enterprise-level IT system architecture design, migration planning, and ongoing management of system implementation and capacity building using experienced subject matter experts and project management resources.

Public Health and Life Sciences: DLH provides a wide range of services to multiple agencies within the Department of Health and Human Services, including the National Institute of Health, the Center for Disease Control and Prevention, and Centers for Medicare and Medicaid Services. DLH services include clinical trials, epidemiology studies, advancing disease prevention methods and health promotion to underserved and at-risk communities through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. The Company leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and research methodologies. Some aspects of this work can be seasonal with regard to resources and funding.

Major Customers and Contracts:

Our largest customer continues to be the VA, which comprised approximately 65% and 64% of revenue for the nine months ended June 30, 2019 and 2018, respectively. Revenue is derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Approximately 58% of the Company's business base with the VA is derived from nine contracts (for pharmacy services), which are currently operating under extensions through October 2019 pending completion of the procurement process for a new contract. We believe further extensions are possible until the procurement is completed.

A single renewal request for proposal ("RFP") has currently been issued for the pharmacy and logistic service contracts. The pharmacy service RFP requires the prime contractor be a service-disabled veteran owned small business ("SDVOSB"), which precludes the Company from bidding on the RFP as a prime contractor. The Company has joined an SDVOSB team to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract's volume of business. The remaining seven contracts for logistics services to the VA have been extended through November 2019 pending completion of the procurement process for a new contract. An RFP for the logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder, with preference given to an SDVOSB prime contractor. The Company has joined an SDVOSB team to respond to this RFP. It is our belief that these contracts will be similarly extended during the procurement process.

The award of any contract is subject to an evaluation of proposals submitted and adjudication of any and all protests filed. The Company believes that protests may be filed for any award announcement. Based on historical experience, the Company believes that final resolution of such protests could require an extended period of time, during which the Company would expect to continue to perform as prime contractor. Should the VA fail to receive proposals from qualified set-aside bidders, an award can be made to a company without a set-aside qualification or the VA could reissue an RFP on a full and open basis.

HHS comprised approximately 33% and 34% of revenue for the nine months ended June 30, 2019 and 2018, respectively, and represents a major customer. The Company's contract with HHS in support of its Head Start program generated 27% and 32% of its revenue for the nine months ended June 30, 2019 and 2018, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The Company's Danya subsidiary has provided these and similar services to HHS since 1999. Danya was acquired by the Company in May 2016.

Forward Looking Business Trends:

DLH's mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Our primary focus within the defense agency markets include military service members and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, health IT commodities, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets include healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, complex clinical trials, long-term epidemiology studies, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at risk populations. We believe these business development priorities will position DLH to expand within top national priority programs and funded areas.

Federal budget outlook for 2020:

White House and Congressional budget negotiators have reached an agreement on a two-year budget deal that would increase current spending caps by $320 billion. The budget allocates additional spending to defense and non-defense programs. The legislation is expected to pass both houses of Congress and be signed by the President prior to the beginning of the government's fiscal year. The Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact to its current business base from budget negotiations.

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

The VA is requesting a budget increase in fiscal 2020 of 9.5% above the fiscal 2019 budget, an increase of $19.1 billion. The budget increase focuses on several key veteran health initiatives, which are aligned with our identified growth opportunities.

Department of Health and Human Services (HHS) spending trends:

Over the past two government fiscal years, spending on health care initiatives has increased and is expected to increase in fiscal 2020. HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. The Company has existing contracts with multiple agencies under HHS, and we are actively pursuing growth opportunities within this vital agency.

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

The Company believes that its past performance in this market and track record of success provide a competitive advantage. The effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth. However, DLH may elect to join an SDVOSB team in support of such small businesses for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations for the three months ended June 30, 2019 and 2018

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	June 30, 2019		June 30, 2018		Change
Revenue	$38,700	100.0%	$36,131	100.0%	$2,569
Direct expenses	28,777	74.4%	27,793	76.9%	984
Gross margin	9,923	25.6%	8,338	23.1%	1,585
General and administrative expenses	6,072	15.7%	5,136	14.2%	936
Transaction expenses	1,247	3.2%	—	—%	1,247
Depreciation and amortization	914	2.4%	588	1.6%	326
Income from operations	1,690	4.4%	2,614	7.2%	(924)
Interest expense, net	562	1.5%	262	0.7%	300
Income before income taxes	1,128	2.9%	2,352	6.5%	(1,224)
Income tax expense	325	0.8%	738	2.0%	(413)
Net income	$803	2.1%	$1,614	4.5%	(811)
Net income per share - basic	$0.07		$0.14		$(0.07)
Net income per share - diluted	$0.06		$0.13		$(0.07)

Revenue

Revenue for the three months ended June 30, 2019 was $38.7 million, an increase of $2.6 million or 7.1% over the prior year period. The increase in revenue is due primarily to the revenue contribution of approximately $4.5 million by SSS since the acquisition date, partially offset by workload volume timing on key contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor, payroll taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended June 30, 2019 were $28.8 million, an increase of $1.0 million, or 3.5% over the prior year principally due to the acquisition of SSS. As a percentage of revenue, direct expenses were 74.4%, compared with 76.9% in the prior year period principally due to favorable contract mix from the SSS acquisition.

Gross Margin

Gross margin for the three months ended June 30, 2019 was approximately $9.9 million, an increase of $1.6 million, or 19.0%, over the prior year period, due principally to the acquisition of complex contracts within the public health space, particularly in the clinical and biomedical research field, as well as continued effective cost management of fringe benefits.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended June 30, 2019 were approximately $6.1 million, an increase of $0.9 million or 18.2% over the prior year period principally due to the SSS indirect expense contribution.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of definite-lived intangible assets. For the three months ended June 30, 2019 and June 30, 2018, depreciation and amortization were approximately $0.9 million and $0.6 million, respectively. The increase was principally due to the amortization of the acquired definite-lived intangible assets of SSS.

Income from Operations

Income from operations for the three months ended June 30, 2019 was approximately $1.7 million, a decrease of approximately $0.9 million over the prior year period. The decrease was principally due to transaction costs from the SSS acquisition.

Interest Expense

Interest expense includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the three months ended June 30, 2019 and 2018, interest expense was approximately $0.6 million and $0.3 million, respectively. The increase was principally due to the write-off of unamortized deferred financing costs from the previous credit facility. The Company expects to incur increased interest expense due to the borrowing for the acquisition of SSS.

Income Tax Expense

For the three months ended June 30, 2019 and 2018, DLH recorded a $0.3 million and $0.7 million provision for tax expense, respectively. The effective tax rate for the three months ended June 30, 2019 was 29% as opposed to the 31.4% rate for the three months ended June 30, 2018.

Net Income

Net income for the three months ended June 30, 2019 was approximately $0.8 million, or $0.07 per basic and $0.06 per diluted share, a decrease of approximately $0.8 million or 50.3% principally due to the transaction costs from the acquisition of SSS.

Results of Operations for the nine months ended June 30, 2019 and 2018

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change
Consolidated Statement of Income:	June 30, 2019		June 30, 2018		$
Revenue	$106,208	100.0%	$100,747	100.0%	$5,461
Direct expenses	80,424	75.7%	78,429	77.8%	1,995
Gross margin	25,784	24.3%	22,318	22.2%	3,466
General and administrative expenses	15,782	14.9%	14,700	14.6%	1,082
Transaction expenses	1,391	1.3%	—	—%	1,391
Depreciation and amortization	2,037	1.9%	1,654	1.6%	383
Income from operations	6,574	6.2%	5,964	5.9%	610
Interest	1,284	1.2%	801	0.8%	483
Income before income taxes	5,290	5.0%	5,163	5.1%	127
Income tax expense, net	1,532	1.4%	5,084	5.0%	(3,552)
Net income (loss)	$3,758	3.5%	$79	0.1%	$3,679

Net income per share - basic	$0.31		$0.01		$0.30
Net income per share - diluted	$0.29		$0.01		$0.28

Revenue

Revenue for the nine months ended June 30, 2019 was $106.2 million, an increase of $5.5 million or 5.4% over the prior year period. The increase in revenue is due primarily to the contribution of approximately $4.5 million of revenue by SSS.

Direct Expenses

Direct expenses are generally comprised of direct labor, payroll taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the nine months ended June 30, 2019 were $80.4 million, an increase of $2.0 million, or 2.5% over the prior year principally due to the addition of SSS as well as increased direct labor costs attributed to increased revenue for the year to date period. As a percentage of revenue, direct expenses were 75.7%, a favorable reduction of 2.1% in the prior year period principally due effective cost management across the Company's contract portfolio.

Gross Margin

Gross margin for the nine months ended June 30, 2019 was approximately $25.8 million, an increase of $3.5 million, or 15.5%, over the prior year period, due principally to the acquisition of complex contracts within the public health space, particularly in the clinical and biomedical research field, as well as continued effective cost management of fringe benefits.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the nine months ended June 30, 2019 were approximately $15.8 million, an increase of $1.1 million or 7.4% over the prior year period, principally due to the SSS indirect expense contribution.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets. For the nine months ended June 30, 2019 and 2018, depreciation and amortization were approximately $2.0 million and $1.7 million, respectively, principally due to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the nine months ended June 30, 2019 was approximately $6.6 million, an increase of approximately $0.6 million over the prior year period. Income from operations for the nine months ended June 30, 2019 was offset by $1.4 million of transaction expenses related to the acquisition of SSS.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the nine months ended June 30, 2019 and 2018, interest expense, net was approximately $1.3 million and $0.8 million, respectively. The increase was principally due to the write-off of unamortized deferred financing costs from the previous credit facility. The Company expects to incur increased interest expense due to the new credit facility.

Income Tax Expense

For the nine months ended June 30, 2019, DLH recorded a $1.5 million provision for tax expense, a decrease of approximately $3.6 million from the prior year period. The prior year tax provision was primarily driven by the $3.4 million write-down of deferred tax assets due to the revaluation of our net operating loss carryforwards from the previously recognized federal rate of 34% to the 21% rate in the 2017 Tax Cut and Jobs Act enacted in December 2017. Net of this write-down, tax expense was $1.5 million and $1.7 million for the nine months ended June 30, 2019 and 2018, respectively. Net of the write-down, the effective tax rates were 29.0%, which reflects the full year impact of the 2017 Tax Cut and Jobs Act, and 33.3% for the nine months ended June 30, 2019 and 2018.

Net Income

Net income for the nine months ended June 30, 2019 was approximately $3.8 million, or $0.31 and $0.29 per basic and diluted share, respectively, an increase of approximately $3.7 million or $0.30 and $0.28 per basic and diluted share over the prior year period. The write-down of our deferred tax assets in first quarter fiscal 2018, due to the Tax Cut and Jobs Act of 2017, was a one-time event. The event's non-recurring nature was the primary cause of net income increase in fiscal 2019.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.
EBITDA for the three months ended June 30, 2019 was approximately $2.6 million, a decrease of approximately $0.6 million, or 18.7% over the prior year three months ended, which is principally attributable to transaction costs of $1.2 million from the SSS acquisition. The decrease was partially offset by EBITDA contribution from SSS since the acquisition date.

For fiscal 2019 and the comparative period of fiscal 2018, the Company's net income was impacted by transaction costs incurred as a result of the SSS acquisition and The Tax Cut and Jobs Act of 2017, which resulted in reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes resulted in a discrete charge to the first quarter tax provision for fiscal 2018 of $3.4 million due to revaluing the benefit of our net operating losses. Additionally, for comparability, the tax provision for the prior year periods has been restated using the current year rate of 29%. In fiscal 2019, DLH incurred $1.4 million of acquisition-related expenses during the nine months ended June 30, 2019 for the acquisition of SSS. The Company is excluding acquisition-related expenses from this measure because they were incurred as a result of a specific event, do not reflect the costs of our operations, and can affect the period-over-period assessment of operating results. In addition, the non-GAAP financial measure we are including for net income adjusted for the effect of the Tax Cut and Jobs Act and the acquisition of SSS, in total and on a per share basis, is presented on a tax-effected basis. We are reporting this non-GAAP metric to demonstrate the impact of these events.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Net income	$803	$1,614	$(811)	$3,758	$79	$3,679
(i) Interest expense	562	262	300	1,284	801	483
(ii) Provision for taxes	325	738	(413)	1,532	5,084	(3,552)
(iii) Depreciation and amortization	914	588	326	2,037	1,654	383
EBITDA	$2,604	$3,202	$(598)	$8,611	$7,618	$993

Reconciliation of GAAP net income to net income adjusted for the effect of The Tax Cuts and Jobs Act of 2017 and the acquisition of SSS, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Net income	$803	$1,614	$(811)	$3,758	$79	$3,679
Write-down of deferred tax assets	—	—	—	—	3,365	(3,365)
Pro-forma impact of tax rate change	—	56	(56)	—	222	(222)
Transaction expenses	1,247	—	1,247	1,391	—	1,391
Tax effect of excluding transaction expenses	(362)	—	(362)	(403)	—	(403)
Net income, adjusted for the effect of The Tax Cuts and Jobs Act of 2017 and the acquisition of SSS	$1,688	$1,670	$18	$4,746	$3,666	$1,080

Net income per diluted share	$0.06	$0.13	$(0.07)	$0.29	$0.01	$0.28
Impact of write-down of deferred tax asset	—	—	—	—	0.26	(0.26)
Pro-forma impact of tax rate change	—	—	—	—	0.02	(0.02)
Impact of transactions expenses	0.07	—	0.07	0.08	—	0.08
Net income per diluted share, adjusted for the effect of The Tax Cuts and Jobs Act of 2017 and the acquisition of SSS	$0.13	$0.13	$—	$0.37	$0.29	$0.08

Sources of cash and cash equivalents

As of June 30, 2019, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its new secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations and planned operating cash flow should be sufficient to support the Company's operations for twelve months from issuance of these consolidated financial statements.

Loan Facility

A summary of our secured loan facility for the period ended June 30, 2019 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$66.1	million	LIBOR* + 4.0%	06/07/24
Secured revolving line of credit $25 million ceiling (b)	$—		LIBOR* + 4.0%	06/07/24

*LIBOR rate as of June 30, 2019 was 2.42%

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan was secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 commencing with the quarter ending September 30, 2019, and for all subsequent periods, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 4.25:1.0 to 3.25:1.0 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. The term loan has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio. We are in compliance with all loan covenants and restrictions.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. DLH made a voluntary prepayment of term debt of $3.9 million in June 2019, which satisfies the next three quarterly principal installments. For additional information regarding the schedule of future payment obligations, please refer to Note 10, Commitments and Contingencies.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of June 7, 2024. The Company did not access funds from the revolving credit facility at the closing, and such facility will be available to support future cash needs.

The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 6 of the consolidated financial statements.

Contractual Obligations as of June 30, 2019

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$66,063	$1,313	$10,500	$54,250	$—
Facility Leases	21,166	4,486	8,361	6,086	2,233
Equipment operating leases	33	33	—	—	—
Total Obligations	$87,262	$5,832	$18,861	$60,336	$2,233

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 7 "Significant Accounting Policies" in this Quarterly Report on Form 10Q or Note 6 of the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2018, as well as the discussion under the caption “Critical Accounting Policies and Estimates” therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended June 30, 2019.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH has determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.7 million per year. As of June 30, 2019, the interest rate was 6.4%.

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

Changes in Internal Controls

In June 2019, the Company acquired SSS. The Company has reviewed the key controls for this entity and is in the process of integrating SSS into its existing controls environment. Other than the acquisition of SSS, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2018 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties include but are not limited to: failure to achieve the anticipated benefits of the SSS acquisition (including anticipated future financial operating performance and results); diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition; the inability to retain SSS employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new services; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; compliance with new bank financial and other covenants; and the ability to successfully integrate the operations of SSS and any future acquisitions. Other than the risks described in this Quarterly Report, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during third quarter ended June 30, 2019:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 2019	—	$—	—	$77
May 2019	—	—	—	77
June 2019	—	—	—	77
Third Quarter Total	—	$—	—	$77

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

2.1	Stock Purchase Agreement among the Company, Social & Scientific Systems, Inc., and Social & Scientific Systems, Inc. Employee Stock Ownership Trust.	8-K	6/7/19	2.1

10.1	Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto.	8-K	6/7/19	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: August 5, 2019