Form 10-K
period 2019-09-30
DLH Holdings Corp.
filed 2019-12-11
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-18492
DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1899798 (I.R.S. Employer Identification No.)
3565 Piedmont Road, NE Building 3 Suite 700 Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)
(770) 554-3545
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DLHC	Nasdaq Capital Market
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 29, 2019, was $45,602,650.
As of December 9, 2019 there were 12,103,993 shares of the Registrant’s common stock outstanding.
.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2019.

PART I

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that DLH Holdings Corp and its subsidiaries (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. The forward-looking statements included herein apply only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. is a provider of technology-enabled business process outsourcing and program management solutions, primarily to improve and better deploy large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"). Incorporated in New Jersey in 1969, the Company primarily contracts with its government customers through its subsidiaries DLH Solutions, Inc. (“DLH Solutions”), Danya International, LLC (“Danya”), and Social & Scientific Systems, Inc. (“S3”).

On June 7, 2019, the Company acquired S3, which provides clinical and biomedical research, epidemiology, health policy, and program evaluation services in the public health space. S3 utilizes advanced research (including longitudinal studies), data analytics, and secure IT platform services to support public health agencies within the Department of Health and Human Services including National Institutes of Health ("NIH") and Centers for Medicare and Medicaid Services ("CMS"). The acquisition expands our ability to provide complementary services across multiple government markets.

Our business offerings are aligned to three market focus areas within the federal health services market space.

•	Defense and Veteran Health Solutions;

•	Human Services and Solutions;

•	Public Health and Life Sciences;

Prospectively, we expect they will represent approximately 45%, 20%, and 35% of our revenue stream, respectively, for our 2020 fiscal year.

Defense and Veterans’ Health Solutions: DLH provides critical healthcare services and delivery solutions to the VA, Navy Bureau of Medicine and Surgery, the Defense Health Agency and the Army Medical Command. The VA is responsible for delivering medical, educational, financing and other life event services to an estimated 19.3 million veterans. There are over 9 million veterans enrolled in the VA health care program which provides services that include the distribution of prescription drugs from the network of regional processing centers. The Company is at the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, earning the JD Powers evaluation of mail order pharmacies for each of the past nine years. The Company is also engaged in efforts to alleviate homelessness among veterans by supporting veterans' transition back into the community through mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

Further, the Company provides a range of case management, physical and behavioral health examinations, and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. We deliver clinical drug and alcohol counseling services to Navy installations worldwide as part of the clinical preceptorship program, thereby improving sailor health and readiness.

Human Services and Solutions: Our customers support local communities by promoting economic, educational, and social well-being of children. The mission extends to international communities through the prevention of epidemic diseases, response to natural disasters, and development of local economies. We support our customers by providing a wide range of human services and solutions to HHS, the Department of Homeland Security ("DHS") and the Department of State. Our range of services support the critical missions of these agencies and their respective operating divisions, to include the Office of Head Start ("OHS"), Administration for Children and Families ("ACF") and the United States Agency of International Development ("USAID"). In this market, the Company provides large-scale program monitoring and evaluation; electronic medical records migration; data collection and management; and nutritional and social health assessments. Additionally, the Company also provides large-scale data analytics as well as enterprise-level IT system architecture design, migration planning, and ongoing management of system implementation and capacity building using experienced subject matter experts and project management resources.

Public Health and Life Sciences: In this market, our customers support national interests by ensuring our capability to fight diseases, respond to national and regional medical crises, and support the administration of providing health care benefits to senior and at-risk members of our communities. In support of this mission, we provide services to multiple operating divisions within HHS, including NIH, the Center for Disease Control and Prevention ("CDC"), and Centers for Medicare and Medicaid Services ("CMS"). The Company's services include clinical trials, epidemiology studies, advancing disease prevention methods and health promotion to underserved and at-risk communities. We deliver our services through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. The Company leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and research methodologies.

Capabilities and certifications

We continue to invest in credentials that drive excellence in our support to current clients and create differentiation as we compete in this space. These investments include development of secure IT platforms, sophisticated data analytic tools and techniques, and implementation of a lean six sigma environment. We are actively pursuing additional credentials that will support our customer's needs in providing a secure cloud computing environment.

Building upon our lean six sigma and ISO 9001 credentials, we have invested further in agile software development credentials for our technical staff, have achieved Capability Maturity Model Integration (CMMI) level 3, and are pursuing industry-leading cyber security certifications. We believe that these qualifications will further enhance our value propositions for current programs, as well as future business we pursue. In addition, we continue to build upon our heritage of excellent customer satisfaction in support of key federal programs. We have achieved Joint Commission certification for the safety and quality of our healthcare services delivery against national standards. These nationally recognized best practices certifications demonstrate our commitment to continuous improvement and performance excellence that is critical to our organic growth objectives.
We also invest in talent development initiatives, to include industry-leading learning management, professional credentialing, and applicant tracking systems. These will further enhance our highly qualified employee base and augment our efforts to infuse top talent into our operations through world-class recruiting and talent management tools.
Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them, are characterized by a number of features including, but not limited to:

•	specialized credentials and licenses held by a substantial component of our employee base;

•	prime contractor position in contracts representing 96% of our revenue;

•	strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past nine years; and

•	targeted expansion in critical national priority markets with Federal budget stability.

The Company operates primarily through prime contracts awarded by the government through competitive bidding processes. The Company has a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (84%), cost reimbursable contracts (14%) and the remaining are firm fixed price contracts (2%). We also provide services under IDIQ and government wide acquisition contracts, such as General Services Administration (GSA) schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.
Major Customers
A major customer is defined as a customer from whom the Company derives at least 10% of our revenues. Our largest customer is the VA, which comprised approximately 57% and 63% of revenue for the years ended September 30, 2019 and 2018, respectively. Our second largest customer, HHS, comprised approximately 39% and 34% of revenue for the years ended September 30, 2019 and 2018, respectively. The recent acquisition of S3 furthers the Company's reach into HHS, and we expect HHS to surpass the VA as our largest customer in fiscal 2020 as measured in revenue volume.

Major Contracts

The revenue attributable to the VA customers was derived from 16 separate contracts related to its performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent approximately $52.5 million and $48.7 million for the years ended September 30, 2019 and 2018, are currently operating under extensions through October 2020 pending completion of the procurement process for a new contract. A single renewal request for proposal (“RFP”) has been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business ("SDVOSB"), which precludes the Company from bidding on the RFP as a prime contractor. The Company has joined an SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business.

The remaining seven contracts for logistics services, which represent approximately $39.4 million and $35.7 million for the years ended September 30, 2019 and 2018, have been extended through June 2020. An RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder, with preference given to an SDVOSB prime contractor. The Company has joined an SDVOSB team to respond to this RFP. We believe that these contracts will similarly be extended during the procurement process.

The Company's contract with HHS in support of the Head Start program generated $37.6 million and $41.0 million revenue for the fiscal years ended September 30, 2019 and 2018, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020 and the customer is expected to issue a RFP in fiscal 2020.

Backlog

Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At September 30, 2019, our total backlog was approximately $414.1 million compared to $172.2 million as of September 30, 2018, reflecting the impact of the S3 acquisition.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2019, our funded backlog was approximately $114.8 million and our unfunded backlog was $299.3 million.

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

Our competitors include operating units within, among others: Booz Allen Hamilton Holding Corp., CACI International, Inc., ICF International, Inc., Leidos Holdings, Inc., Mantech International Corp., MAXIMUS, Inc., UnitedHealth Group, Inc. operating under Optum, VSE Corporation, and Westat, Inc.

The Company competes with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes resulting in highly competitive proposals and a solid track record of past performance. The Company believes that its proprietary tools and process, including e-PRAT® and SPOT-m®, along with its cloud-based management system differentiate the Company from its competitors. We compete for awards through a full and open competition on a best-value basis. The Company draws heavily from its consistently high-quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to compete. The Company believes that its track record, knowledge and processes with respect to government contract bidding represent significant competitive advantages. Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted clients (both government and industry partners).

Additionally, the Federal government may elect to restrict certain procurements, including for renewals of our current contracts, to bidders that qualify for certain special statuses such as veteran owned, small, or small disadvantaged businesses. For those procurements, we would be limited to a subcontractor role.

Intellectual Property

Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. The Company holds two registered trademarks, e-PRAT® and SPOT-m®, that optimize resource allocation and supply chain management processes in connection with our business process management services. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

Government Regulation
Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many federal and state laws materially affect the Company's operations. These laws relate to ethics, labor, tax, and employment matters. As any employer is, the Company is subject to federal and state statutes and regulations governing their standards of business conduct with the government. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through its corporate membership with the Professional Services Council and other affiliations, the Company monitors proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, the Company cannot predict with certainty the nature or direction of the development of Federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.
Employee Relations
As of September 30, 2019, the Company employed over 1,900 employees performing in over 30 locations throughout the U.S. and one location overseas. Management believes that it has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.

Corporate
Our principal executive offices are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305. Our telephone number is (770) 554-3545 and our website is www.dlhcorp.com. References herein to our website are provided purely as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.
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
ITEM 1A. RISK FACTORS
As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2019, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and Our Industry
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, the Company derives 99% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2019 and 2018. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts and we could be seriously harmed if we were unsuccessful in our recompete efforts on these contracts.

We remain dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. There can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, or that the Company will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", these contracts are currently subject to renewal solicitations, or expected to be in fiscal 2020. We believe that our strong working relationships and effective service delivery support ongoing performance for the terms of the contracts and recompete efforts as a prime or subcontractor. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if were to lose any of our material current contracts, or if the amount of services we provide to them materially reduced.

The U.S. government may prefer veteran-owned, minority-owned, small and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration (SBA) set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as veteran owned, minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be limited to work as a subcontractor on those programs. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers the best value to the United States. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we have targeted for growth and to maintain our prime contractor position as current contracts are subject to renewal.

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

Our revenue and operating results may fluctuate significantly and unpredictably in the future. We have expended, and will continue to expend, substantial resources to enhance our health services offerings and expansion into the Federal health market. We may incur growth expenses before new business revenue is realized, thus showing lower profitability in a particular period or consecutive periods. We may be unable to achieve desired levels of revenue growth due to circumstances that are beyond our control, as already expressed regarding competition, government budgets, and the procurement process in general. Also, some aspects of this work can be seasonal with regard to resources and funding and it is difficult to predict the timing of when those resources will be expended. Although we continue to manage our operating costs and expenses, there is no guarantee that we will significantly increase future revenue and profit in any particular future period. Revenue levels achieved from our customers, the mix of solutions that we offer and our performance on future contracts will affect our financial results.

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

Our growth into government markets may be impacted by measures in place since March 2013, when the federal government began operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s fiscal years since 2013 and, unless the

BCA is amended or repealed, will continue through the government’s Fiscal Year 2021. In February 2018, the Bipartisan Budget Act of 2018 (the “2018 Budget Act”) was signed into law, which increased the caps on defense and non-defense discretionary spending for the government’s 2018 and 2019 fiscal years. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for fiscal 2020 and 2021, established discretionary spending caps for fiscal 2020 and 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law.

We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations. VA programs, which accounted for approximately 57% and 63% of Company revenue for the years ended September 30, 2019 and 2018, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

The markets in which we operate are highly competitive, and many of the companies we compete against have substantial resources. Further, the U.S. Government contract bid process is highly competitive, complex and sometimes lengthy, and is subject to protest and implementation delays.

The markets in which we operate are highly competitive. Further, many of our contracts and task orders with the Federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. We expect that much of the opportunities we will seek in the foreseeable future will be awarded through competitive bidding. Many of our competitors are larger and have greater resources than we do, larger client bases and greater brand recognition. Our competitors, individually or through relationships with third parties, may be able to provide clients with different or greater capabilities or benefits than we can provide. If we are unsuccessful in competing with these other companies, our revenues and margins may materially decline.

Overall, the competitive bidding process presents a number of risks, including the following: (i) we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win, and to defend those bids through any protest process; (ii) we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and (iii) we may encounter expenses and delays if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing the services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

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

Our business may suffer if we or our employees are unable to obtain the necessary security clearances or other qualifications required to perform services for our clients.

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

Our business is regulated by complex federal procurement and contracting laws and regulations, and we are subject to periodic compliance reviews by governmental agencies.
We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts, including the Federal Acquisition Regulation, which, among other things, requires us to certify and disclose cost and pricing data and to divest work in the event of certain organizational conflicts of interest. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Additionally, the government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.
Our performance on our U.S. Government contracts and our compliance with applicable laws and regulations, including submission of invoices to our customers, are subject to audit by the government. The scope of any such audits could span multiple fiscal years. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. If a government review or investigation uncovers illegal activities or activities not in compliance with a particular contract's terms or conditions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal government agencies. Any of these events could lead to a material reduction in our revenues, cash flows and operating results. Further, as the reputation and relationships that we have established and currently maintain with government personnel and agencies are important to our ability to maintain existing business and secure new business, damage to our reputation or relationships could have a material adverse effect on our revenue and operating results.
Federal government contracts may be terminated at will and may contain other provisions that may be unfavorable to us.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. The U.S. Government may modify, curtail or terminate its contracts and subcontracts for convenience and to the extent that a contract award contemplates one or more option years, the Government may decline to exercise such option periods. Accordingly, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. Due to our dependence on these programs, the modification, curtailment or termination of our major programs or contracts may have a material adverse effect on our results of operations and financial condition. In addition, federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to (i) cancel multi-year contracts and related orders if funds for contract performance for an subsequent year become unavailable; (ii) claim rights in systems and software developed by us; (iii) suspend or debar us from doing business with the federal government or with a governmental agency; and (iv) impose fines and penalties and subject us to criminal prosecution. If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated.
We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

Our total backlog consists of funded and unfunded amounts and may include estimates and assumptions about matters that cannot be determined with certainty at the time the backlog is calculated. Funded backlog represents contract value that has been appropriated by a customer and is expected to be recognized into revenue. Unfunded backlog represents the sum of the unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue. The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. For example, we generate revenue from IDIQ contracts, which do not require the government to purchase a pre-determined amount of goods or services under the contract. Action by the government to obtain support from other contractors or failure of the government to order the quantity of work anticipated could cause our actual results to differ materially and adversely from those anticipated. Additionally, many of our multi-year contracts may only be partially-funded at any point during their term with the unfunded portion subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce federal government spending, our backlog may not result in revenue. Accordingly, our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.
Our business growth and profitable operations require that we develop and maintain strong relationships with other contractors with whom we partner or otherwise depend on.
We may enter into future teaming ventures with other companies, which carry risk in regards to maintaining strong, trusted working relationships in order to successfully fulfill contract obligations. Teaming arrangements may include being engaged as a subcontractor to a prime contractor, engaging a subcontractor on a contract for which we are the prime contractor, or entering into a joint venture with another company. We may lack control over fulfillment of such contracts, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate chooses to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.
Our earnings and margins may vary based on the mix of our contracts and programs.
At September 30, 2019, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
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
Our profits and revenues could suffer if we are involved in legal proceedings, investigations, and disputes.
We are exposed to legal proceedings, investigations and disputes. In addition, in the ordinary course of our business we may become involved in legal disputes regarding personal injury or employee disputes. While we provision for these types of incidents through commercial third-party insurance carriers, we often defray these types of cost through higher deductibles. Any unfavorable legal ruling against us could result in substantial monetary damages by losing our deductible portion of carried insurance. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.
We are dependent upon certain of our management personnel and do not maintain "key personnel" life insurance on our executive officers.
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2019, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

We may not be fully covered by the insurance we procure and our business could be adversely impacted if we were not able to renew all of our insurance plans.
Although we carry multiple lines of liability insurance (including coverage for medical malpractice and workers' compensation), they may not be sufficient to cover the total cost of any judgments, settlements or costs relating to any present or future claims, suits or complaints. If we are unable to secure renewal of our insurance contracts or the renewal of such contracts with favorable rates and with competitive benefits, our business could be adversely affected. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Further, the fact that the majority of our employees are located at customer locations increases our potential liability for negligence and professional malpractice and such liabilities may not become immediately apparent. Any increase in our costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.
Our financial condition may be affected by increases in employee healthcare claims and insurance premiums, and workers' compensation claims and insurance rates.
Our current workers' compensation and medical plans are partially self-funded insurance programs. The Company currently pays base premiums plus actual losses incurred, not to exceed certain individual and aggregate stop-loss limits. In addition, health insurance premiums, and workers' compensation rates for the Company are in large part determined by our claims experience. These categories of expenditure comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our direct expenditures, health insurance premiums, unemployment taxes or workers' compensation rates may increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as reasonably possible given the self-funded nature of our plans, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.
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
We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations match employee resources and client assignments and track regulatory credentialing. They also perform payroll, billing and accounts receivable functions. While we have multiple back up plans for these types of contingencies, our information systems are vulnerable to fire, storm, flood, power loss, telecommunication outages, physical break-ins, cyber-attack, ransomware, and similar events. If our information systems become inoperable, or are otherwise unavailable, these functions would have to be accomplished manually, which in turn could impact our financial viability, due to the increased cost associated with performing these functions manually.

Our systems and networks may be subject to cybersecurity breaches.

Many of our operations rely heavily upon technology systems and networks to receive, input, maintain and communicate participant and client data pertaining to the programs we manage. Any systems failures, whether caused by us, a third-party service provider, or unauthorized intruders and hackers, or due to situations such as computer viruses, natural disasters, or power shortages, could cause loss of data or interruptions or delays in our business or that of our customers. If our systems or networks were compromised by a security breach, we could be adversely affected by losing confidential or protected information of program participants and clients, and we could suffer reputational damage and a loss of confidence from prospective and existing clients. Similarly, if our internal networks were compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. The loss, theft or improper disclosure of that information could subject the Company to sanctions under the relevant laws, lawsuits from affected individuals, negative press articles and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities and financial condition. Further, our property and cyber insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated. In addition, in order to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customer’s operations which could cause us to experience significant delays under a contract, and a material adverse effect on our results of operations.

Additionally, a number of projects require us to receive, maintain and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act of 2009, Internal Revenue Service regulations and other laws. The loss, theft or improper disclosure of that information could subject us to sanctions under these laws, breach of contract claims, lawsuits from affected individuals, negative press articles and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities and financial condition.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

One of our potential paths to growth is to selectively pursue acquisitions. Through acquisitions, we may be able to expand our base of customers, increase the range of solutions we offer to our customers and deepen our penetration of existing markets and customers. We may not identify and execute suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly otherwise, which could cause our actual results to differ materially and adversely from those anticipated.

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

The success of a potential future acquisition strategy depends upon our ability to successfully integrate the businesses. We may have difficulty integrating a business that we may acquire in the future. The integration of a business into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key customers of acquired companies. Moreover, any acquired business may not generate the revenue or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

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

We have incurred debt in connection with acquisitions and we must make the scheduled principal and interest payments on the facility and maintain compliance with other debt covenants.

On June 7, 2019, we entered into a loan agreement with First National Bank and certain other lenders under which the lenders agreed to provide (i) a $70.0 million senior secured loan (the “Term Loan”) and (ii) a revolving loan facility in an aggregate amount of up to $25 million (the “Revolving Loan Facility ”). Specifics of the loan agreement are discussed in Note 6 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

The loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions, including limitations on: granting liens; incurring other indebtedness; disposing assets; making investments in other entities; and completing other mergers and consolidations. Also, the loan agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total leverage ratio. In addition, the loan agreement also requires prepayments of a percentage of excess cash flow. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness. The loan agreement provides for customary events of default, including, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties. If we are unable to make the scheduled principal and interest payments on the loan agreement or maintain compliance with other debt covenants, we may be in default under the loan agreement, which if not waived, could cause our debt to become immediately due and payable and enable the lenders to enforce their rights under the loan agreement. Such an event would likely have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.
We have obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein.

We have a significant amount of federal net operating loss carry forwards which we may not be able to utilize in certain circumstances.

At September 30, 2019, we had net operating losses carryforwards, or NOLs, of approximately $17.2 million for U.S. Federal tax purposes. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. Based upon our current estimate of future taxable earnings, we expect to fully utilize these NOLs; however future taxable income may vary significantly from our current estimate.

Additionally, changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted in late 2017, made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Tax Act reduced both the value of deferred tax assets and the amount of deferred tax liabilities. It also limited interest expense, executive compensation deductions, and the amount of net operating losses that can be used each year and altered the expensing of capital expenditures. During the fiscal year ending September 30, 2018 the Company recorded a $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal income tax rate of 34% to the 21% rate in the Tax Act. The Tax Act will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Tax Act could be subject to amendments and technical corrections, any of which could lessen or increase its impacts. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Consistent with guidance from the SEC, our financial statements reflect our estimates of the tax effects of the Tax Act on us.

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

As of September 30, 2019, the following options and warrants were outstanding:

•
Executive and employee options to purchase 2.13 million shares of common stock, 1.30 million of which are vested and immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.36 per share.

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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2019, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 41% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 30% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2019, we operate five locations in the United States and one location in Kampala, Uganda; occupying a total of approximately 166 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, and we presently maintain a National Capital Region office in Silver Spring, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. Our leases expire between 2020 and 2031.
For the fiscal year ended September 30, 2019, the Company's total lease expense for operations was approximately $2.0 million. See Note 10 Commitments and Contingencies, in the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K for additional information regarding our lease commitments.

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
Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2019	LOW	HIGH
1st Quarter	$4.25	$5.87
2nd Quarter	$4.88	$6.72
3rd Quarter	$4.64	$6.50
4th Quarter	$3.66	$5.79

FISCAL YEAR 2018	LOW	HIGH
1st Quarter	$5.55	$6.83
2nd Quarter	$5.54	$6.30
3rd Quarter	$5.00	$6.23
4th Quarter	$5.01	$6.30

On September 30, 2019, the Company's common stock had a closing price of $4.46 per share.
Dividends
The Company has not declared or paid any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2019, there were 12,036,161 shares of common stock outstanding held of record by approximately 75 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of September 30, 2019, the Company estimates that there are approximately 1,300 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2019. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,134,000	$4.36	1,503,958

Registrant Repurchases of Securities

The following is a summary of our stock repurchase activity during the three months ended September 30, 2019. As of September 30, 2019, there is a total of $1.0 million remaining for repurchases under the program.

				($ in thousands)
Period as of	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 31, 2019	—	$—	—	$77
August 31, 2019	—	$—	—	$77
September 30, 2019	—	$—	—	$1,000
Fourth Quarter Total	—	$—	—

On September 18, 2013, the Company had announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program did not have an expiration date. Subsequently, on September 12, 2019, we announced that our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $1.0 million of shares of the Company’s common stock through open-market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. In authorizing the new stock repurchase program, the prior share repurchase program was terminated and we now conduct repurchases of our common stock under the new program. There was a total $77,000 remaining under the prior repurchase program at the time of its termination. The new stock repurchase program does not have an expiration date and may be suspended or discontinued by the Company in its discretion.

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2019. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

The Company is a provider of technology-enabled business process outsourcing and program management solutions, primarily to improve and better deploy large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD").

On June 7, 2019, the Company acquired Social & Scientific Systems, Inc. (“S3”), which provides clinical and biomedical research, epidemiology, health policy, and program evaluation services in the public health space. S3 utilizes advanced research (including longitudinal studies), data analytics, and secure IT platform services to asset public health agencies within the Department of Health and Human Services including National Institutes of Health (“NIH”) and Centers for Medicare and Medicaid Services (“CMS”). The acquisition expands our ability to provide complementary services across multiple government markets.

Our business offerings are aligned to three market focus areas within the federal health services market space.

•	Defense and Veteran Health Solutions;

•	Human Services and Solutions;

•	Public Health and Life Sciences.

Prospectively, we expect they will represent approximately 45%, 20%, and 35% of our revenue stream, respectively, for fiscal 2020.
Major Customers
Our largest customer is the VA, which comprised approximately 57% and 63% of revenue for the years ended September 30, 2019 and 2018, respectively. Our second largest customer, HHS, comprised approximately 39% and 34% of revenue for the years ended September 30, 2019 and 2018, respectively. The recent acquisition of S3 furthers the Company's reach into HHS, and we expect HHS to surpass the VA as our largest customer in fiscal 2020 as measured in revenue volume. We remain dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. As described in greater detail above in "Item 1 - Business - Major Contracts", these contracts are currently subject to renewal solicitations, or expected to be, in fiscal 2020.

Forward Looking Business Trends:

The Company's mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Our primary focus within the defense agency markets include military service members' and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, health IT commodities, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets includes healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at-risk populations. We believe these business development priorities will position the Company to expand within top national priority programs and funded areas.

Federal budget outlook for fiscal 2020:

The President of the United States' broad agenda calls for increased military and, in certain cases, domestic spending, with reduced spending on foreign programs. Most relevant to the Company’s targeted markets, the President advocates the lifting of sequestration caps in the defense sector; increasing infrastructure spending in the United States; and tightening controls on immigration. We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.

In July 2019, White House and Congressional budget negotiators reached an agreement on a two-year budget deal that would increase current spending caps by $320 billion and suspends the debt ceiling through mid-2021. The budget allocates additional spending to defense and non-defense programs. In late July 2019, Congress passed the Bipartisan Budget Act of 2019, which increased the caps for defense and non-defense spending for fiscal 2020 and 2021, established discretionary spending caps for fiscal 2020 and 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law.

While Congress has not completed the final appropriation bills for the government’s 2020 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution (CR), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. Following a CR passed on September 27, 2019, the President signed into law a second CR on November 21, 2019 to continue to fund federal agencies through December 20, 2019 at levels applicable for fiscal 2019. After this date, unless appropriations bills are passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, except in certain emergency situations or when the law authorizes continued activity.

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

Department of Veterans Affairs (VA) health spending trends:

The Company continues to see critical need for expanded health care solutions within our sector of the Federal health market, largely focused on the needs of veterans and their families. Serving over nine million veterans each year, the VA operates the nation's largest integrated health care system, with more than 1,700 hospitals, clinics, community living centers, readjustment counseling centers, and other facilities.

The VA is requesting a budget increase in fiscal 2020 of 9.5% above the fiscal 2019 budget, an increase of $19.1 billion. The budget increase focuses on several key veteran health issues to include several mental health initiatives. We believe the fiscal 2020 budget request supports our identified growth opportunities.

Department of Health and Human Services (HHS) spending trends:

HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. Over the past two government fiscal years, spending on health care initiatives has increased and is increasing in fiscal 2020 to $1.3 trillion. The budget will provide resources for efforts aimed to increase affordability of individual health insurance, decrease the price of prescription drugs, and combat the opioid crisis. The Company has existing contracts with multiple agencies under HHS, and we are actively pursuing growth opportunities within this vital agency.

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

The Company believes that its past performance in this market and track record of success provide a competitive advantage. However, the effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth. In these cases, the Company may elect to join a team with an eligible contractor as prime in support of such small businesses for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations for Fiscal Year 2019 as Compared to Fiscal Year 2018

The following table summarizes, for the years indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended				Change in
Consolidated Statement of Operations:	September 30, 2019		September 30, 2018		$	% of Rev
Revenue	$160,391	100.0%	$133,236	100.0%	$27,155	—%
Cost of operations
Contract costs	124,551	77.7%	105,374	79.1%	19,177	(1.4)%
General and administrative costs	20,525	12.8%	16,838	12.6%	3,687	0.2%
Acquisition costs	1,391	0.9%	—	—%	1,391	0.9%
Depreciation and amortization	3,956	2.5%	2,242	1.7%	1,714	0.8%
Total operating costs	150,423	93.9%	124,454	93.4%	25,969	0.5%
Income from operations	9,968	6.1%	8,782	6.6%	1,186	(0.5)%
Interest expense, net	2,473	(1.5)%	1,116	(0.8)%	1,357	(0.7)%
Income before income taxes	7,495	4.6%	7,666	5.8%	(171)	(1.2)%
Income tax expense	2,171	(1.4)%	5,830	(4.4)%	(3,659)	3.0%
Net income	$5,324	3.2%	$1,836	1.4%	$3,488	1.8%
Net income per share - basic	$0.44		$0.15		$0.29
Net income per share - diluted	$0.41		$0.14		$0.27

Revenue

For the twelve months ended September 30, 2019 revenue was $160.4 million, an increase of $27.2 million or 20.4% over the prior year period. The increase is primarily due to the revenue contribution of approximately $24.3 million by S3 since the acquisition on June 7, 2019.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the twelve months ended September 30, 2019, contract costs increased by approximately $19.2 million principally due to the addition of S3. As a share of revenue, contract costs decreased primarily due to effective management of fringe benefit costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid & proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year by $3.7 million primarily from the inclusion of S3. Acquisition costs were due to the S3 acquisition and include due diligence costs, such as legal and accounting fees.

For the year ended September 30, 2019, depreciation and amortization costs were approximately $1.2 million and $2.7 million, respectively, as compared as compared to approximately $0.5 million and $1.8 million for the prior fiscal year, an aggregate increase of $1.7 million. The increase was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes items such as, interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2019, interest expense, net, was $2.5 million compared to interest expense, net of $1.1 million in the prior year, an increase $1.4 million over the prior year period. The increase in interest expense was due to the new credit facility used to finance the acquisition of S3.

Income Tax Expense

Income tax expense for fiscal year ended September 30, 2019 was $2.2 million, a decrease of $3.6 million from the prior fiscal year. Fiscal 2018 was impacted by a $3.4 million write-down of our deferred tax asset due to the revaluation of our net operating loss carryforwards. The decrease in the value of our deferred tax asset was primarily due to a decrease in the federal statutory rate of 34% to 21% rate as a result of the 2017 Tax Cut and Jobs Act enacted in December 2017. The effective tax rate for the fiscal year ending September 30, 2019 was approximately 29% compared to the 32%, which was the blended effective tax rate, for the prior fiscal year ending September 30, 2018.

Non-GAAP Financial Measures for Fiscal 2019 and 2018

The Company uses EBITDA as a supplemental non-GAAP measures of our performance. The Company defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) for the year ended September 30, 2019 was approximately $13.9 million, an increase of approximately $2.9 million, or 26.3%, over the prior fiscal year. This increase was principally due to the contribution of S3.

For fiscal 2019 and the comparative period of fiscal 2018, the Company's net income was impacted by transaction costs incurred as a result of the S3 acquisition and The Tax Cut and Jobs Act of 2017 ("TCJA of 2017"), which resulted in reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes resulted in a discrete charge to the first quarter tax provision for fiscal 2018 of $3.4 million due to revaluing the benefit of our net operating losses. Additionally, for comparability, the tax provision for the prior year periods has been restated using the current year rate of 29%. In fiscal 2019, the Company incurred $1.4 million of acquisition-related expenses during the year ended September 30, 2019 for the acquisition of S3. The Company is excluding acquisition-related expenses from this measure because they were incurred as a result of a specific event, do not reflect the costs of our operations, and can affect the period-over-period assessment of operating results. In addition, the non-GAAP financial measure we are including for net income adjusted for the effect of the Tax Cut and Jobs Act and the acquisition of S3, in total and on a per share basis, is presented on a tax-effected basis. We are reporting this non-GAAP metric to demonstrate the impact of these events.

These non-GAAP measures of our performance are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management's performance. The Company believes that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing this non-GAAP measure as a supplement to GAAP information, the Company believes this enhances investors understanding of its business and results of operations.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	(in thousands)
	Years Ended
	September 30,
	2019	2018	Change
Net income	$5,324	$1,836	$3,488
(i) Interest expense, net:	2,473	1,116	1,357
(ii) Provision for taxes	2,171	5,830	(3,659)
(iii) Depreciation and amortization	3,956	2,242	1,714
EBITDA	$13,924	$11,024	$2,900

Reconciliation of GAAP net income to net income adjusted for the effect of the 2017 Tax Act, a non-GAAP measure:

	(in thousands)
	Year Ended
	September 30,
	2019	2018	Change
Net income	$5,324	$1,836	$3,488
Write-down of deferred tax assets	—	3,365	(3,365)
Pro-forma impact of tax rate change	—	242	(242)
Acquisition costs	1,391	—	1,391
Tax effect of excluding acquisition costs, net	(403)	—	(403)
Net income, adjusted for the effect of TCJA of 2017 and the acquisition of S3	$6,312	$5,443	$869

Net income per diluted share	$0.41	$0.14	$0.27
Impact of write-down of deferred tax asset	$—	$0.26	$(0.26)
Pro-forma impact of tax rate change	$—	$0.02	$(0.02)
Impact of acquisition costs, net	$0.08	$—	$0.08
Net income per diluted share, adjusted for the effect of TCJA of 2017 and the acquisition of S3	$0.49	$0.42	$0.07

Liquidity and capital management

For the year ended September 30, 2019, the Company generated operating income of approximately $10.0 million and net income of approximately $5.3 million. Cash flows from operations totaled approximately $18.0 million and $14.1 million for the years ended September 30, 2019 and 2018, respectively. The increase in cash flow from operations was principally due to increased income from operations and effective management of working capital.

We used $67.5 million and $0.7 million of cash in investing activities during fiscal 2019 and fiscal 2018, respectively. The increase in cash used in investing activities was primarily due to the acquisition of S3.

Cash provided by financing activities during the fiscal years ended September 30, 2019 and 2018 was approximately $44.9 million and $12.0 million, respectively. The credit facility entered on June 7, 2019 provided $70.0 million, which financed the S3 acquisition. During the year ended September 30, 2019, we had repayments of approximately $21.7 million under our credit facility, compared to $12.0 million for fiscal 2018. We expect to continue to use free cash flow to service term debt in advance of required principal amortization.

At September 30, 2019, we had $1.0 million available for future repurchases of our shares of common stock under a plan approved by our Board of Directors. We have not repurchased shares of common stock during fiscal years 2019 and 2018.

Sources of cash and cash equivalents

As of September 30, 2019, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its newly secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of September 30, 2019, we had unused borrowing capacity of $16.3 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of issuance of these consolidated financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing as of September 30, 2019 is as follows:

	($ in Millions)
	As of September 30, 2019
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$56.0	LIBOR* + 4.0%	06/07/24
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 4.0%	06/07/24

* LIBOR rate as of September 30, 2019 was 2.10% .

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024. The Company made voluntary prepayments of term debt of $12.7 million in the year ending September 30, 2019, which satisfies mandatory principal amortization until March 31, 2022.

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

On September 30 2019, we executed a floating-to-fixed interest rate swap with First National Bank as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations.

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

Contractual Obligations as of September 30, 2019

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$56,000	$—	$5,250	$50,750	$—
Facility leases	32,731	3,423	6,135	6,228	16,945
Equipment operating leases	151	61	52	38	—
Total Obligations	$88,882	$3,484	$11,437	$57,016	$16,945

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements subsequent to, or upon the filing of our consolidated financial statements in our Annual Report as defined under SEC rules.

Effects of Inflation

Inflation and changing prices have not had a material effect on the Company’s net revenues and results of operations, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, measurement of prepaid workers’ compensation, valuation allowances established against deferred tax assets, measurement of contingent liabilities, accounts payable, workers’ compensation claims, and accrued expenses. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 7 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

The Company’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contract types, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. Revenue on time and materials contracts is recognized based on hours performed times the applicable hourly rate, plus materials and other direct costs incurred on the contract. Revenue on fixed fee for service contracts is recognized over the period of performance of the contract. Revenue on cost reimbursable contracts is recognized equal to allowable costs incurred, plus a ratable portion of the applicable fee.

We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. Our Company's current business base is 96% prime contracts and 4% subcontracts. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606. As such, we account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the total transaction price for the contract; which is the total consideration which we can expect in exchange for the promised goods or services in the contract. The transaction price may include fixed or variable amounts. Due to our contracts being predominantly time and material, the Company does not have variable consideration. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each service promised in the contract. The primary method used to estimate standalone selling price is the hourly billing rate for each labor category identified in the contract with the customer. Revenue is recognized when, or as, the performance obligation is satisfied.

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

Refer to Note 4 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for discussion relative to the Company's adoption of ASC-606.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2019, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2019. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Costs incurred to place the asset in service are capitalized and costs incurred after implementation are expensed. Amortization expense is recorded when the software is placed in service on a straight-line basis over the estimated useful life of the software.

Intangible assets are recorded at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes it has adequate sources of taxable income to fully utilize its net operating loss carryforwards before their expiration. The Company recorded no valuation allowance as of September 30, 2019 and September 30, 2018, respectively.

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

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in this Annual Report, and we incorporate such discussion by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 7A, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. The Company has determined that a 1.0% increase to the LIBOR rate would impact our interest expense by $0.2 million per year. As of September 30, 2019, the Lender's interest rate was 6.10%.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

Changes in Internal Controls over Financial Reporting

As previously reported, in June 2019, the Company acquired S3. Since the closing of that transaction, the Company has been integrating S3 into its existing controls environment. Other than the integration of S3, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth fiscal quarter of our fiscal year ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as set forth below:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our executive officers, directors, board committees, and corporate governance matters will be set forth in our definitive Proxy Statement under the captions "Executive Officers," "Election of Directors," and "Corporate Governance" of the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2019. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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
2.2
Stock Purchase Agreement among the Company, Social & Scientific Systems, Inc., and Social & Scientific Systems, Inc. Employee Stock Ownership Trust (filed as Exhibit 2.1 to Current Report on Form 8-K filed June 13, 2019).

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

3.6		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.7		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Form of Warrant issued to Subordinated Lenders (filed as Exhibit 4.4 to Current Report on Form 8-K filed May 6, 2016).
4.3	*	Description of Securities.
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).

10.3	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.4		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.5	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).
10.6	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated December 29, 2017).
10.7		Non-Competition Agreement between the Company and Jeffrey Hoffman (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 6, 2016).
10.8	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.9		Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 4, 2016).
10.10	#	Employment Agreement between the Company and Kathryn M. JohnBull dated July 5, 2017 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2017).
10.11	#
Change in Control, Severance and Covenant Agreement with Helene Fisher, dated June 4, 2018 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 6, 2018).

10.12
Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2019).

10.13
First Amendment to Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2019).

10.14	#	Employment Agreement between the Company and Zachary C. Parker dated October 11, 2019 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 17, 2019).
10.15	#	Employment Offer Letter with Kevin Beverly dated October 18, 2019 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 22, 2019).
10.16	#	Change in Control, Severance and Covenant Agreement with Kevin Beverly dated October 18, 2019 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 22, 2019).
10.17	# *	Form of Restricted Stock Unit for non-employee directors under the 2016 Omnibus Equity Incentive Plan.
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

ITEM 16. FORM 10-K SUMMARY

None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ KATHRYN M. JOHNBULL
By:	Kathryn M. JohnBull Chief Financial Officer (Principal Accounting Officer)
Dated: December 11, 2019
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 11, 2019
Frederick G. Wasserman

/s/ FRANCES MURPHY	Director	December 11, 2019
Frances Murphy

/s/ MARTIN J. DELANEY	Director	December 11, 2019
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 11, 2019
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 11, 2019
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 11, 2019
Elder Granger

/s/ JAMES P. ALLEN	Director	December 11, 2019
James P. Allen

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 11, 2019
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 11, 2019
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, cash flows, and shareholders’ equity, for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey
December 11, 2019

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2019	2018
Revenue	$160,391	$133,236
Cost of Operations
Contract costs	124,551	105,374
General and administrative costs	20,525	16,838
Acquisition costs	1,391	—
Depreciation and amortization	3,956	2,242
Total operating costs	150,423	124,454
Income from operations	9,968	8,782
Interest expense, net	2,473	1,116
Income before income taxes	7,495	7,666
Income tax expense	2,171	5,830
Net income	$5,324	$1,836

Net income per share - basic	$0.44	$0.15
Net income per share - diluted	$0.41	$0.14
Weighted average common shares outstanding
Basic	12,018	11,881
Diluted	13,041	12,873

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,790	$6,355
Accounts receivable	23,226	10,280
Other current assets	1,831	760
Total current assets	26,847	17,395
Equipment and improvements, net	5,343	1,566
Deferred taxes, net	2,345	4,137
Goodwill	52,758	25,989
Intangible assets, net	41,208	13,365
Other long-term assets	757	89
Total assets	$129,258	$62,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$8,852	$4,983
Accounts payable, accrued expenses, and other current liabilities	20,633	10,950
Total current liabilities	29,485	15,933
Total long-term liabilities	54,202	7,190
Total liabilities	83,687	23,123
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,036 and 11,899 at September 30, 2019 and September 30, 2018, respectively	12	12
Additional paid-in capital	85,114	84,285
Accumulated deficit	(39,555)	(44,879)
Total shareholders’ equity	45,571	39,418
Total liabilities and shareholders' equity	$129,258	$62,541

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2019	2018
Operating activities
Net income	$5,324	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,956	2,242
Amortization of deferred financing costs	982	275
Stock based compensation expense	790	1,375
Deferred taxes, net	1,792	5,502
Changes in operating assets and liabilities
Accounts receivable	617	1,631
Other current assets	(57)	(162)
Accrued payroll	178	1,260
Accounts payable, accrued expenses, and other current liabilities	5,262	54
Other long-term assets/liabilities	(805)	64
Net cash provided by operating activities	18,039	14,077

Investing activities
Business acquisition, net of cash acquired	(67,079)	—
Purchase of equipment and improvements	(405)	(654)
Net cash used in investing activities	(67,484)	(654)

Financing activities
Borrowing on senior debt	70,000	—
Repayments of senior debt	(21,708)	(11,979)
Payment of deferred financing costs	(3,451)	(65)
Proceeds from issuance of common stock upon exercise of options	39	46
Net cash provided by (used in) financing activities	44,880	(11,998)

Net change in cash and cash equivalents	(4,565)	1,425
Cash and cash equivalents at beginning of year	6,355	4,930
Cash and cash equivalents at end of year	$1,790	$6,355

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$1,502	$800
Cash paid during the year for income taxes	$543	$876
Non-cash issuance of stock upon exercise of options	$—	$25
Derivative warrant liability reclassified as equity	$—	$(306)
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2019 and 2018
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Year Ended September 30, 2019
Balance at September 30, 2018	11,899	$12	$84,285	$(44,879)	$39,418
Stock-based compensation	102	—	790	—	790
Exercise of stock options	35	—	39	—	39
Net income	—	—	—	5,324	5,324
Balance at September 30, 2019	12,036	$12	$85,114	$(39,555)	$45,571

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Year Ended September 30, 2018
Balance at September 30, 2017	11,767	$12	$82,687	$(46,844)	$35,855
Stock-based compensation	93	—	1,375	—	1,375
Exercise of stock options	39	—	46	—	46
Change in accounting principle - reclassification of warrant liability	—	—	177	129	306
Net income	—	—	—	1,836	1,836
Balance at September 30, 2018	11,899	$12	$84,285	$(44,879)	$39,418

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us," and "our"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services company providing solutions to three market focus areas: Defense and Veterans' Health solutions, Human Solutions and Services, and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 1,900 skilled employees working in more than 30 locations throughout the United States and one location overseas.

On June 7, 2019, the Company acquired Social & Scientific Systems, Inc. (“S3”), which provides clinical and biomedical research, epidemiology, health policy, and program evaluation services in the public health market. S3 utilizes advanced research (including longitudinal studies), data analytics, and secure IT platform services to assist public health agencies within the Department of Health and Human Services including the National Institutes of Health ("NIH") and the Centers for Medicare and Medicaid Services ("CMS"). The acquisition expands our ability to provide complementary services across multiple government markets. For more information, please refer to Note 15 Business Combinations.

At present, the Company derives 99% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer is the VA, which comprised approximately 57% and 63% of revenue for the years ended September 30, 2019 and 2018, respectively. Our second largest customer, HHS, comprised approximately 39% and 34% of revenue for the years ended September 30, 2019 and 2018, respectively. The recent acquisition of S3 furthers the Company's reach into HHS, and we expect HHS to surpass the VA as our largest customer in fiscal 2020 as measured in revenue volume.

3. New Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance included in Accounting Standard Codification ("ASC") 842 related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets, referred to as “Lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements.The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, new guidance will require both types of leases (i.e., operating and finance) to be recognized. Finance leases will be accounted for in substantially the same manner as capital leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Accounting Standard Update ("ASU") 2018-11 allows companies to elect not to recast comparative periods presented when transitioning to ASC 842. The Company expects an impact in balance sheet net assets and liabilities resulting from the adoption of this new lease accounting guidance of approximately $32.7 million of lease obligations as of September 30, 2019 that will be further evaluated as the implementation of this guidance becomes effective.

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

We account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified; payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. At September 30, 2019 we have identified a single performance obligation for completed and in-process contracts. Then we determine the total transaction price for the contract; which is the total consideration which we can expect in exchange for the promised goods or services in the contract. The transaction price may include fixed or variable amounts. Due to our contracts being predominantly time and material, the Company does not have variable consideration. The transaction price is allocated to each distinct performance obligation, using our best estimate of the standalone selling price for each service promised in the contract. The primary method used to estimate standalone selling price is the hourly billing rate for each labor category identified in the contract with the customer. Revenue is recognized when, or as, the performance obligation is satisfied.

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

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within receivables, net on our consolidated balance sheets and are invoiced in accordance with payment terms, which are typically 30 days, defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized within the Company's consolidated balance sheets:

	(in thousands)
	September 30,	September 30,
	2019	2018

Contract assets	$4,302	$214
Contract liabilities	$92	$—

The change in contract asset and liability balances at September 30, 2019 was due to the S3 acquisition, which contributed contracts assets of $3.1 million and contract liabilities of $0.1 million.

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

Revenue by customer:

(in thousands)
Year Ended
September 30,
2019

Department of Veterans Affairs	$91,949
Department of Health and Human Services	62,000
Other	6,442
Total revenue	$160,391

Revenue by contract type:

(in thousands)
Year Ended
September 30,
2019

Time and materials	$134,136
Cost reimbursable	23,200
Firm fixed price	3,055
Total revenue	$160,391

Revenue by whether the Company acts as a prime contractor or a subcontractor:

(in thousands)
Year Ended
September 30,
2019

Prime	$154,207
Subcontractor	6,184
Total revenue	$160,391

5. Supporting Financial Information

Accounts receivable

		(in thousands)
		September 30,	September 30,
	Ref	2019	2018
Billed receivables		$18,924	$10,066
Contract assets		4,302	214
Total accounts receivable		23,226	10,280
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$23,226	$10,280

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either September 30, 2019 or September 30, 2018.

Other current assets

	(in thousands)
	September 30,	September 30,
	2019	2018
Prepaid insurance and benefits	$495	$401
Other receivables	301	319
Prepaid expenses	1,035	40
Other current assets	$1,831	$760

Equipment and improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2019	2018
Furniture and equipment		$1,262	$326
Computer equipment		1,043	751
Computer software		3,985	1,731
Leasehold improvements		1,595	66
Total equipment and improvements		7,885	2,874
Less accumulated depreciation and amortization		(2,542)	(1,308)
Equipment and improvements, net	(a)	$5,343	$1,566

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation and amortization was $1.2 million and $0.5 million for the years ended September 30, 2019 and 2018, respectively.

Intangible assets, net

		(in thousands)
		September 30,	September 30,
	Ref	2019	2018
Intangible assets	(a)
Customer contracts and related customer relationships		$45,600	$16,626
Covenants not to compete		480	480
Trade name		2,109	517
Total intangible assets		48,189	17,623
Less accumulated amortization
Customer contracts and related customer relationships		(6,590)	(4,018)
Covenants not to compete		(164)	(116)
Trade name		(227)	(124)
Total accumulated amortization		(6,981)	(4,258)
Intangible assets, net		$41,208	$13,365

Ref (a): Intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense for the year ended September 30, 2019 and 2018 was $2.7 million and $1.8 million, respectively.

Estimated amortization expense for future years:	(in thousands)
Fiscal 2020	$4,723
Fiscal 2021	4,723
Fiscal 2022	4,723
Fiscal 2023	4,723
Thereafter	22,316
Total amortization expense	$41,208

Goodwill

The changes in the carrying amount of goodwill for the years ended September 30, 2019 and 2018 are as follows:

(in thousands)
Total
Balance at September 30, 2017	$25,989
Increase from acquisition	—
Balance at September 30, 2018	25,989
Increase from acquisition	26,769
Balance at September 30, 2019	52,758
Refer to Note 15, Business Combinations for more information of the recent acquisition on June 7, 2019.

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	September 30,	September 30,
	2019	2018
Accounts payable	$10,054	$3,393
Accrued benefits	2,252	2,060
Accrued bonus and incentive compensation	1,951	2,191
Accrued workers' compensation insurance	4,007	2,642
Other accrued expenses	2,369	664
Accounts payable, accrued expenses, and other current liabilities	$20,633	$10,950

Debt obligations

	(in thousands)
	September 30,	September 30,
	2019	2018
Bank term loan	$56,000	$7,708
Less unamortized deferred financing cost	(2,371)	(750)
Net bank debt obligation	53,629	6,958
Less current portion of bank debt obligations	—	—
Long term portion of bank debt obligation	$53,629	$6,958

Interest expense

		(in thousands)
		Years Ended
		September 30,
	Ref	2019	2018
Interest expense	(a)	$(1,512)	$(800)
Amortization of deferred financing costs	(b)	(982)	(275)
Other income (expense), net		21	(41)
Interest expense, net		$(2,473)	$(1,116)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to securing financing

6. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of September 30, 2019 is as follows:

	($ in Millions)
	As of September 30, 2019
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$56.0	LIBOR* + 4.0%	06/07/24
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 4.0%	06/07/24
* LIBOR rate as of September 30, 2019 was 2.10%

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024. The Company made voluntary prepayments of term debt of $12.7 million in the year ending September 30, 2019, which satisfies mandatory principal amortization until March 31, 2022.

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

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations.

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

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2019, was $16.3 million. We had unused borrowing capacity of $16.3 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $3 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of June 7, 2024 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, unbilled receivables, contract assets, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Goodwill and other intangible assets

We have used the acquisition method of accounting for the S3 transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The fair values of assets acquired and liabilities assumed are based on all available information. Final values of purchase price allocation are shown under Note 15, Business Combinations. The Company recognized amortization expense of approximately $1.0 million for the acquired identifiable intangible assets of S3.

The Company continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2019, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $52.8 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2019, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2018.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2019 and 2018. We report interest and penalties as a component of income tax expense. In the years ended September 30, 2019 and 2018, we recognized no interest and no penalties related to income taxes.

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

8. Stock-based compensation and equity grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2019, there were 1.5 million shares available for grant under the Company's 2016 Omnibus Equity Incentive Plan.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our consolidated statement of operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2019	2018
DLH employees		$263	$266
Non-employee directors	(a)	527	1,109
Total stock option expense		$790	$1,375

Ref (a): Represents equity grants issued, in accordance with DLH compensation policy for non-employee directors on November 9, 2018, an aggregate of 101,667 shares of Common Stock of the Company were issued to the non-employee members of the Company's Board of Directors, in accordance with the Company's compensation policy for non-employee directors. During the fiscal year ended September 30, 2019, the Company revised its Board compensation policy to provide that equity grants were earned ratably throughout the year rather than retrospectively in the quarter following the completion of the fiscal year and in December 2018 we issued 90,000 restricted stock units to the Company's non-employee directors, all of which vested as of September 30, 2019. The shares of common stock underlying such restricted stock units were issued on November 7, 2019.

Unrecognized stock-based compensation expense

		(in thousands)
		Year Ended
		September 30,
	Ref	2019	2018
Unrecognized expense for DLH employees	(a)	$631	$876

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.14 years.

Stock option activity for the year ended September 30, 2019:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2018		2,134	$4.31	6.3	$6,949
Granted	(a)	35	$5.25
Exercised or canceled		(35)	$1.12
Options outstanding, September 30, 2019		2,134	$4.36	5.9	$4,815

Ref (a): The weighted average value for the shares granted in fiscal 2019 was estimated to be $3.82 per share.
Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2019	2018
Vested and exercisable	(a)	1,300	1,335
Unvested	(b)	834	799
Options outstanding		2,134	2,134

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.51 and $1.50 at September 30, 2019 and 2018, respectively. Aggregate intrinsic value was approximately $3.9 million and $5.7 million at September 30, 2019 and 2018, respectively. Weighted average contractual term remaining was 3.8 years years and 4.5 years at September 30, 2019 and 2018, respectively.

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

	(in thousands)
	Year Ended
	September 30,
	2019	2018
Numerator:
Net income	$5,324	$1,836
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,018	11,881
Effect of dilutive securities:
Stock options and restricted stock	1,023	992
Denominator for diluted net income per share - weighted-average outstanding shares	13,041	12,873
Net income per share - basic	$0.44	$0.15
Net income per share - diluted	$0.41	$0.14

10. Commitments and Contingencies

Contractual Obligations as of September 30, 2019:

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$56,000	$—	$5,250	$50,750	$—
Facility leases	32,731	3,423	6,135	6,228	16,945
Equipment operating leases	151	61	52	38	—
Total Contractual Obligations	$88,882	$3,484	$11,437	$57,016	$16,945

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of September 30, 2019 and September 30, 2018 was approximately $4.0 million and $2.6 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the year ended September 30, 2019 and 2018 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

12. Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We will also set up a valuation allowance, reducing the carrying value of deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized, based on estimated future taxable income. Presently, the Company has no deferred tax asset valuation allowances.

During the fiscal year ending September 30, 2018, the Company recognized a $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal income tax rate of 34% to the 21% rate in the 2017 Tax Act enacted in December 2017. In addition to this discrete item the Company recognized $2.4 million of income tax expense associated with current operations resulting in total income tax expense of $5.8 million for the 2018 fiscal year. The fiscal year 2018 effective tax rate, excluding the discrete item associated with the deferred tax asset write-down was 32.2% as compared to the prior year effective tax rate of 39.1%. The effective tax rate for fiscal 2019 was 29%.

At September 30, 2019 and 2018, respectively, the Company had federal net operating losses of approximately $17.2 million and $23.8 million. The Company utilized approximately $7.2 million of federal net operating losses to offset taxes otherwise currently due in 2020. The federal NOLs begin to expire in 2021 and continue to expire through 2033. The Company has no material state net operating losses carryforward.

A provision of the 2017 Tax Act repealed the alternative minimum tax (AMT). Additionally, prior AMT paid is either creditable against regular tax liability or refundable. For tax years beginning after 2017 and before 2022, 50 percent of AMT credits are refundable; from 2022, the credits are fully refundable. The Company has AMT credits of $366 thousand as of the year ended September 30, 2019, of which 50 percent has been established as an income tax receivable in current assets.

An analysis of the Company's deferred tax assets and liabilities is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2019	2018
Deferred income tax assets:
Net operating loss carry forwards	$3,926	$5,005
AMT credit carryforward	183	185
Stock based compensation	140	140
Accrued expenses	1,666	1,202
Other items, net	45	45
Total deferred tax asset	5,960	6,577
Deferred tax liability:
Equipment and intangible assets	(3,615)	(2,440)
Net deferred tax asset	$2,345	$4,137

The significant components of income tax expense for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2019	2018
Current expense	$379	$328
Deferred expense	1,792	5,502
Total expense	$2,171	$5,830
The following table indicates the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations:

		Year Ended
		September 30,
(amounts in thousands)	Ref	2019	2018
Federal statutory rate		$1,574	$1,861
State taxes, net		407	393
Other permanent items		91	77
Deferred tax estimate adjustment		99	134
Discrete item	(a)	—	3,365
Total		$2,171	$5,830
(a): Write-down of deferred tax assets due to change in federal income tax rate from the 2017 Tax Act.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to income tax examinations for years before 2015.

13. Quarterly Financial Data (Unaudited)

A summary of quarterly information is as follows (in thousands, except per share data)

		2019 Quarters
	Ref	First	Second	Third	Fourth
Revenue	(a)	$33,752	$33,756	$38,700	$54,183
Income from operations		2,557	2,327	1,690	3,394
Interest expense, net		(177)	(545)	(562)	(1,190)
Income before income taxes		2,380	$1,782	1,128	2,204
Income tax expense		690	$517	325	639
Net income		$1,690	$1,265	$803	$1,565
Earnings per share:
Basic		$0.14	$0.11	$0.07	$0.13
Diluted		$0.13	$0.10	$0.06	$0.12

		2018 Quarters
	Ref	First	Second	Third	Fourth
Revenue		$30,215	$34,401	$36,131	$32,489
Income from operations		1,146	2,204	2,614	2,819
Interest expense, net		(278)	(261)	(262)	(315)
Income before income taxes		868	1,943	2,352	2,504
Income tax expense	(b)	3,719	627	738	747
Net income (loss)		$(2,851)	$1,316	$1,614	$1,757
Earnings (loss) per share:
Basic		$(0.24)	$0.11	$0.14	$0.15
Diluted		$(0.24)	$0.10	$0.13	$0.14
_______________________________________________________________________________

Ref (a): The third and fourth quarters of fiscal 2019 include the results of operations of S3.

Ref (b): Refer to Note 12, Income Taxes, for a detailed explanation of the $3.4 million income tax discrete charge in fiscal year 2018, related to the 2017 Tax Cut and Jobs Act.

14. Employee Benefit Plans
As of September 30, 2019, the Company and its subsidiaries maintain a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401 (k) Plan. The Company recorded related expense of $577 thousand in fiscal 2019 and $222 thousand in fiscal year 2018. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.
15. Business Combinations:

Acquisition of Social and Scientific Systems, Inc. ("S3")

On June 7, 2019, the Company acquired 100% of the equity interests of S3 for a net purchase price of $67.1 million, or $70.1 million inclusive of cash acquired of $3.0 million. The acquisition was financed through a combination of:

•	borrowings of $70 million under the Company’s new senior credit facility

•	cash on hand to pay transaction expenses and financings costs of $4.9 million

The acquisition of S3 is consistent with the Company’s growth strategy, as it provided contract diversification, addition of key capabilities and increased presence in the public health market.

We have used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The preliminary base purchase price for S3 was $70 million adjusted to reflect acquired cash, assumed liabilities and preliminary net working capital adjustments. The final purchase price of $70.1 million was determined based on S3’s final debt, transaction costs, net working capital, and other adjustments, as determined in accordance with the Purchase Agreement. The Company has remitted all necessary payments to the seller as a result of purchase price adjustments.

Subject to certain limitations and conditions, the Company will be indemnified by the seller for damages resulting from breaches or inaccuracies of the representations, warranties, and covenants of the seller and S3 as set forth in the Purchase Agreement. The Purchase Agreement further provides that escrow funds of an aggregate amount of approximately $1.2 million were established at closing. The Company does not expect to draw on these funds as both the buyer and seller have agreed on the final purchase price. A representations and warranties insurance policy has been purchased by the Company in connection with the Purchase Agreement, under which the Company may seek recourse for breaches of the seller’s representations and warranties to supplement the indemnity escrow. The representations and warranties insurance policy is subject to certain customary exclusions and a deductible.

In accordance with ASU 2017-01, which was previously adopted, the Company is accounting for this transaction as an acquisition of a business. We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of S3 at the acquisition date. The purchase price and its allocation are shown below. Based on the unaudited financial statements of S3 on June 7, 2019, we accounted for the total acquisition consideration and allocation of fair value to the related assets and liabilities as follows:

(Amounts in thousands)
Final purchase price for S3	$70,115

Net assets acquired
Cash and cash equivalents	$3,037
Accounts receivable	13,038
Other current assets	1,418
Total current assets	17,493
Accounts payable and accrued expenses	(4,488)
Payroll liabilities	(3,624)
Long term liabilities	(1,206)
Net working capital	8,175
Equipment and improvements, net	4,605
Net identifiable assets acquired	12,780
Goodwill	26,769
Customer contracts and related customer relationships	28,974
Trade name	1,592
Intangible assets acquired	57,335
Net assets acquired	$70,115

During the year ended September 30, 2019, S3 contributed approximately $24.3 million of revenue and $1.3 million of income from operations.

All operating units are aggregated into a single reportable segment. The acquisition of S3 did not create an additional reportable segment as all operations report to a single Chief Operating Decision Maker (CODM), serve a similar customer base, and provide similar services within a common regulatory environment. The goodwill represents intellectual capital and the acquired workforce, of which both do not qualify as a separate intangible asset. The tax deductible goodwill is $26.8 million.

The following table presents certain results for the years ended September 30, 2019 and 2018 as though the acquisition of S3 had occurred on October 1, 2017. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of S3 for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•	The impact of acquisition financing.

•	The removal of certain S3 operations due to completed and nonrecurring contracts.

•	The removal of the legacy S3 Employee Stock Ownership Plan ("ESOP") expenses.

•	The removal of S3's historical goodwill amortization.

•	The impact of recording S3's intangible asset amortization.

•	The removal of S3's historical debt-related interest expense.

•	The impact of interest expense for the new credit facility.

•	The removal of legacy S3 director's fees.

•	The removal of transaction costs for the acquisition incurred by S3.

		(unaudited)
		(in thousands)
		Year ended
		September 30,
Pro forma results	Ref	2019	2018
Revenue		$204,043	$203,287
Net income (loss)	(a)	2,044	(1,456)

Number of shares outstanding - basic		12,018	11,881
Number of shares outstanding - diluted		13,041	12,873

Basic earnings per share (loss)		$0.17	$(0.12)
Diluted earnings per share (loss)		$0.16	$(0.11)

Ref (a): Fiscal 2018 results include the impact of writing down the deferred tax asset by $3.4 million. The write down is further described in Note 12 - Income Taxes.

16. Subsequent Events

Management has evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no further subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued.