Form 10-Q
period 2019-12-31
DLH Holdings Corp.
filed 2020-02-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,355,006 shares of Common Stock, par value $0.001 per share, were outstanding as of January 31, 2020.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2019	2018
Revenue	$52,238	$33,752
Cost of Operations:
Contract costs	41,340	26,456
General and administrative costs	5,913	4,176
Depreciation and amortization	1,859	563
Total operating costs	49,112	31,195
Income from operations	3,126	2,557
Interest expense, net	941	177
Income before income taxes	2,185	2,380
Income tax expense	634	690
Net income	$1,551	$1,690

Net income per share - basic	$0.13	$0.14
Net income per share - diluted	$0.12	$0.13
Weighted average common stock outstanding
Basic	12,088	11,963
Diluted	13,014	12,979

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$362	$1,790
Accounts receivable	27,995	23,226
Other current assets	1,932	1,831
Total current assets	30,289	26,847
Equipment and improvements, net	4,851	5,343
Operating leases right-of-use assets	23,716	—
Deferred taxes, net	1,811	2,345
Goodwill	52,758	52,758
Intangible assets, net	40,004	41,208
Other long-term assets	711	757
Total assets	$154,140	$129,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating leases liabilities - current	$1,723	$—
Debt obligations - current	1,800	—
Accrued payroll	8,297	8,852
Accounts payable, accrued expenses, and other current liabilities	18,831	20,633
Total current liabilities	30,651	29,485
Long-term liabilities:
Debt obligations - long term, net of deferred financing costs	53,792	53,629
Operating leases liabilities - long-term	22,553	—
Other long-term liabilities	—	573
Total long-term liabilities	76,345	54,202
Total liabilities	106,996	83,687
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,124 and 12,036 at December 31, 2019 and September 30, 2019, respectively	12	12
Additional paid-in capital	85,249	85,114
Treasury stock, at cost, 27 and 0 shares at December 31, 2019 and September 30, 2019, respectively	(111)	—
Accumulated deficit	(38,006)	(39,555)
Total shareholders’ equity	47,144	45,571
Total liabilities and shareholders' equity	$154,140	$129,258

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2019	2018
Operating activities
Net income	$1,551	$1,690
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,859	563
Amortization of deferred financing costs	210	73
Stock based compensation expense	203	193
Deferred taxes, net	535	541
Non-cash gain from lease modification	(121)	—
Changes in operating assets and liabilities
Accounts receivable	(4,769)	(3,843)
Other current assets	(147)	(507)
Accrued payroll	(254)	562
Accounts payable, accrued expenses, and other current liabilities	(2,103)	(1,032)
Other long-term assets/liabilities	152	4
Net cash used in operating activities	(2,884)	(1,756)

Investing activities
Purchase of equipment and improvements	(162)	—
Net cash used in investing activities	(162)	—

Financing activities
Borrowing on revolving line of credit, net	1,800	—
Repayments of senior debt	—	(313)
Payment of debt financing costs	(3)	—
Repurchase of common stock	(206)	—
Proceeds from issuance of common stock upon exercise of options	27	39
Net cash provided by (used in) financing activities	1,618	(274)

Net change in cash and cash equivalents	(1,428)	(2,030)
Cash and cash equivalents at beginning of period	1,790	6,355
Cash and cash equivalents at end of period	$362	$4,325

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$845	$163
Cash paid during the period for income taxes	$—	$22
Supplemental disclosures of non-cash activity
Non-cash cancellation of common stock	$95	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Three Months Ended December 31, 2019
Balance at September 30, 2019	12,036	$12	$—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Stock-based compensation	90	—	—	—	87	—	87
Expense related to employee stock options	—	—	—	—	116	—	116
Exercise of stock options	20	—	—	—	27	—	27
Repurchases of common stock	—	—	27	(111)	—	—	(111)
Cancellation of common stock	(22)	—	—	—	(95)	—	(95)
Net income	—	—	—	—	—	1,551	1,551
Balance at December 31, 2019	12,124	$12	27	$(111)	$85,249	$(38,006)	$47,144

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Three Months Ended December 31, 2018
Balance at September 30, 2018	11,899	$12	$—	$—	$84,285	$(44,879)	$39,418
Stock-based compensation	102	—	—	—	131	—	131
Expense related to employee stock options	—	—	—	—	62	—	62
Exercise of stock options	35	—	—	—	39	—	39
Net income	—	—	—	—	—	1,690	1,690
Balance at December 31, 2018	12,036	$12	—	$—	$84,517	$(43,189)	$41,340

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain figures presented for comparative purposes have been reclassified to conform to the presentation adopted on Form 10-K for the year ended September 30, 2019. The Company implemented this reclassification as it determined that including these indirect overhead costs within the category of “contract costs” rather than “general and administrative expenses” better reflects the relationship of these overhead costs to contract performance, as these costs are generally variable based on fluctuations in business volume. This reclassification does not result in any changes to the Company’s total operating costs and previously reported operating income, income before income taxes, or net income.

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. Amounts as of and for the periods ended December 31, 2019 and December 31, 2018 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on December 11, 2019.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services company, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 1,950 skilled employees working in more than 30 locations throughout the United States and one location overseas.

At present, the Company derives approximately 98% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our two largest customers are HHS and the VA. HHS comprised approximately 46% and 30% of revenue for the three months ended December 31, 2019 and 2018, respectively, and the VA comprised approximately 46% and 68% of revenue for the three months ended December 31, 2019 and 2018, respectively.

3. New Accounting Pronouncements

In February 2016, the FASB issued an Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), to improve financial reporting about leasing transactions. This account standard requires organizations that lease assets, referred to as "Lessees", to recognize on the balance sheet right-of-use assets and lease liabilities. Per the ASU, we determine if a contract contains a lease by identifying an asset and determining if we have the right to control the use of the identified asset for a period of time in exchange for consideration. A contract conveys the right to control the use of an identified asset when the lessee has the right to direct the use of the identified asset and obtain substantially all economic benefits from its use throughout the period of its use. We also determine if a lease qualifies as an operating or finance lease. All Company leases at standard adoption were operating leases. The standards also require lessees to identify and separate lease and non-lease components. The Company elected not to separate lease and non-lease components per the practical expedient provided in ASU 2018-11. Upon lease commencement, the lease liability and right-of-use asset are recorded on the balance sheet. The lease liability is measured as the present value of future minimum lease payments to be made during the lease term. The right-of-use asset is measured as the present value of future minimum lease payments to be made during the lease term, plus lease payments made to the lessor before or at commencement and indirect costs paid less lease incentives received. DLH adopted this standard on October 1, 2019 and recognized initial right-of use assets and lease liabilities of $17.4 million and $18.0 million, respectively. At adoption, the Company elected several practical expediencies to facilitate the implementation of the new standard. As such we did not reassess and include initial direct costs in the measurement of right-of-use assets, capitalize leases with terms of 12 months or less, nor reassess lease classification of existing leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires companies to record an allowance for expected credit losses over the contractual term of certain financial assets, including short-term trade receivables and contract assets. Additionally, it expands disclosure requirements for credit quality of financial assets. ASU 2016-13 becomes effective for the Company in the first quarter of fiscal year 2021. We do not expect a material impact to our operating results, financial position or cash flows as a result of adopting this new standard.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company has adopted this stand in the first quarter of fiscal 2020 and adoption did not have an impact on the Company's consolidated financial statements

4. Revenue Recognition

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	December 31,	September 30,
	2019	2019

Contract assets	$4,734	$4,302
Contract liabilities	$41	$92

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

Revenue by customer:

	(in thousands)
	Three Months Ended
	December 31,
	2019	2018

Department of Veterans Affairs	$24,063	$22,811
Department of Health and Human Services	24,089	10,267
Other	4,086	674
Total revenue	$52,238	$33,752

Revenue by contract type:

	(in thousands)
	Three Months Ended
	December 31,
	2019	2018

Time and materials	$36,441	$32,790
Cost reimbursable	14,617	609
Firm fixed price	1,180	353
Total revenue	$52,238	$33,752

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)
	Three Months Ended
	December 31,
	2019	2018

Prime	$48,896	$33,528
Subcontractor	3,342	224
Total revenue	$52,238	$33,752

5. Leases

In February 2016, the FASB issued new accounting guidance included in Accounting Standard Codification ("ASC") 842 related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets, referred to as “Lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC 842 on October 1, 2019 and did not recast comparative prior year information per ASU 2018-11. We elected the following practical expedients permitted: not to reassess existing leases to determine if they contain embedded leases; not to reassess lease classification on existing leases under ASC 840; not to reassess initial direct costs from existing leases; not to capitalize leases with a term of 12 months or less; and not to separate lease and non-lease components for all leases.

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840 at September 30, 2019. Our lease payments consist of fixed and in substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. The Company does not have any finance leases.

Upon the adoption of ASC 842, we recorded operating lease right-of-use assets of $17.4 million, current and long-term operating lease liabilities of $3.6 million and $14.4 million, and a $2 thousand cumulative adjustment to accumulated deficit.

The impact of adopting the standard on our consolidated balance sheet at October 1, 2019 is as follows:

(in thousands)	Ref	September 30, 2019	ASC 842 Adjustments	October 1, 2019
Long-term assets:
Operating leases right-of-use assets		$—	$17,398	$17,398

Current liabilities:
Deferred rent liability - short-term	(a)	44	(44)	—
Operating leases liabilities - current		—	3,645	3,645

Long-term liabilities:
Deferred rent liability - long-term	(b)	276	(276)	—
Unamortized tenant improvement allowance	(c)	297	(297)	—
Operating leases liabilities - long-term		—	14,372	14,372

Shareholders' equity:
Accumulated deficit		(39,555)	(2)	(39,557)

Ref (a): The balance of short-term deferred rent liability was presented in our most recent annual 10K report within accounts payable, accrued expenses, and other accrued liabilities on our consolidated balance sheet at September 30, 2019.

Ref (b): The balance of long-term deferred rent liability was presented in our most recent annual 10K report within total long-term liabilities on our consolidated balance sheet at September 30, 2019.

Ref (c): The balance of unamortized tenant improvement allowance was presented in our most recent annual 10K report within total long-term liabilities on our consolidated balance sheet at September 30, 2019.

The Company executed a modification of a lease during this fiscal quarter and recognized adjustments to the right-of-use asset and lease liabilities in accordance with ASC 842. As a result of the modification, a gain of $0.1 million was recognized. The gain represents the difference between the change in values of the right-of-use-asset and lease liabilities, which were $7.3 million and $7.2 million, respectively. For more information, refer to Note 6, Supporting Financial Information.

As of December 31, 2019, operating leases for facilities and equipment have remaining lease terms of 0.3 to 11.3 years.

The following table summarizes lease balances in our consolidated balance sheet at December 31, 2019:

(in thousands)
December 31, 2019
Operating lease right-of-use assets	$23,716

Operating lease liabilities, current	$1,723
Operating lease liabilities - long-term	22,553
Total operating lease liabilities	$24,276

The Company's lease costs are included within general and administrative costs and for the three months ending December 31, 2019, total lease costs for our operating leases are as follows:

(in thousands)
Three Months Ended
December 31, 2019
Lease Costs:
Operating	$1,263
Short-term	56
Variable	20
Total lease costs	$1,339

The Company's future minimum lease payments as of December 31, 2019 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2020 (Remaining)	$2,291
2021	3,156
2022	3,244
2023	3,264
2024	3,215
Thereafter	17,776
Total future lease payments	32,946
Less: imputed interest	(8,670)
Present value of future minimum lease payments	24,276
Less: current portion of operating lease liabilities	(1,723)
Long-term operating lease liabilities	$22,553

Other information related to our leases are as follows:

December 31, 2019
Weighted-average remaining lease term	9.7 years
Weighted-average discount rate	6.03%

(in thousands)
Three Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,270
Lease liabilities arising from obtaining right-of-use-assets	245

6. Supporting Financial Information

Accounts receivable

		(in thousands)
		December 31,	September 30,
	Ref	2019	2019
Billed receivables		$23,261	$18,924
Contract assets		4,734	4,302
Total accounts receivable		27,995	23,226
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$27,995	$23,226

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2019 or September 30, 2019.

Other current assets

	(in thousands)
	December 31,	September 30,
	2019	2019
Prepaid insurance and benefits	$619	$495
Other receivables	306	301
Other prepaid expenses	1,007	1,035
Other current assets	$1,932	$1,831

Equipment and improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2019	2019
Furniture and equipment		$1,262	$1,262
Computer equipment		1,171	1,043
Computer software		4,019	3,985
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,047	7,885
Less accumulated depreciation and amortization		(3,196)	(2,542)
Equipment and improvements, net		$4,851	$5,343

Ref (a): Depreciation expense was $0.7 million and $0.1 million for the three months ended December 31, 2019 and 2018, respectively.

Intangible assets

		(in thousands)
		December 31,	September 30,
	Ref	2019	2019
Intangible assets	(a)
Customer contracts and related customer relationships		$45,600	$45,600
Covenants not to compete		480	480
Trade name		2,109	2,109
Total intangible assets		48,189	48,189
Less accumulated amortization
Customer contracts and related customer relationships		(7,730)	(6,590)
Covenants not to compete		(176)	(164)
Trade name		(279)	(227)
Total accumulated amortization		(8,185)	(6,981)
Intangible assets, net		$40,004	$41,208

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.2 million and $0.4 million for the three months ended December 31, 2019 and 2018.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2020	$3,614
Fiscal 2021	4,819
Fiscal 2022	4,819
Fiscal 2023	4,819
Fiscal 2024	4,819
Thereafter	17,114
Total amortization expense	$40,004

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	December 31,	September 30,
	2019	2019
Accounts payable	$9,908	$10,054
Accrued benefits	2,278	2,252
Accrued bonus and incentive compensation	714	1,951
Accrued workers' compensation insurance	4,280	4,007
Other accrued expenses	1,651	2,369
Accounts payable, accrued expenses, and other current liabilities	$18,831	$20,633

Debt obligations

	(in thousands)
	December 31,	September 30,
	2019	2019
Bank term loan	$56,000	$56,000
Less unamortized deferred financing cost	(2,208)	(2,371)
Net bank debt obligation	53,792	53,629
Less current portion of term loan debt obligations	—	—
Long-term portion of bank debt obligation	$53,792	$53,629

Interest expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2019	2018
Interest expense	(a)	$(852)	$(104)
Amortization of deferred financing costs	(b)	(210)	(73)
Other income (expense), net	(c)	121	—
Interest expense, net		$(941)	$(177)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit
Ref (c): Gain on lease modification due to a lease amendment

7. Credit Facilities

A summary of this loan facility as of December 31, 2019, is as follows:

Arrangement	Loan Balance		Interest	Maturity Date
Secured term loan $70 million (a)	$56.0	million	LIBOR* + 3.5%	June 7, 2024
Secured revolving line of credit $25 million ceiling (b)	$1.8	million	LIBOR* + 3.5%	June 7, 2024
*LIBOR rate as of December 31, 2019 was 1.71%

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

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. The Company has made voluntary principal prepayments that satisfy mandatory principal amortization until March 31, 2022. For additional information regarding the schedule of future payment obligations, please refer to Note 11, Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million that matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company has accessed funds from the revolving credit facility during the quarter ending December 31, 2019. The outstanding balance owed is $1.8 million.

The Company's total borrowing availability, based on eligible accounts receivables at December 31, 2019, was $19.1 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $3 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of June 7, 2024 and is subject to loan covenants as described above. DLH is fully compliant with those covenants.

8. Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right of use assets and lease liabilities, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers’ compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

At September 30, 2019, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $53 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2019. For the three months ended December 31, 2019, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Equipment and improvements

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2019 or September 30, 2019. We report interest and penalties as a component of income tax expense. In the three months ended December 31, 2019 and December 31, 2018, we recognized no interest and no penalties related to income taxes.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2019, the company held approximately 27 thousand shares of treasury stock at a cost of $0.1 million.

Interest Rate Swap

The Company uses derivative financial instruments to manage interest rate risk associated with its variable rate debt. The Company's objective in using these interest rate derivatives is to manage its exposure to interest rate movements and reduce volatility of interest expense. The gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both are recognized in interest expense in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

9. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans are designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2019, there were 1.2 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statements of operations:

		(in thousands)
		Three Months Ended
	Ref	December 31,
		2019	2018
DLH employees		$116	$62
Non-employee directors	(a)	87	131
Total stock option expense		$203	$193

Ref (a): Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors were made in the first quarter of fiscal 2020 and in total 90,000 restricted stock units were granted.

Unrecognized stock-based compensation expense

		(in thousands)
		December 31,
	Ref	2019
Unrecognized expense for DLH employees	(a)	$1,229
Unrecognized expense for non-employee directors		260
Total unrecognized expense		$1,489

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. On a weighted average basis, this expense is expected to be recognized within the next 3.60 years.

Stock option activity for the three months ended December 31, 2019

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2019		2,134	$4.36	5.9	$4,815
Granted	(a)	250	$4.17	—	—
Exercised		(20)	$1.34	—	—
Options outstanding, December 31, 2019		2,364	$4.34	6.8	$4,353

Ref (a): Utilizing a volatility range of 50% along with assumptions of a 10 year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the quarter ended December 31, 2019, as follows using the Monte Carlo Method.

						Volatility
						50%
				Vesting	Expected
		Strike	Stock	Threshold	Term	Calculated
Grant Date	Ref	Price	Price	Price	(Years)	Fair Value
October 18, 2019	(a)	$4.17	$4.17	Service	10	$2.54
October 18, 2019		$4.17	$4.17	$8.00	10	$2.56
October 18, 2019		$4.17	$4.17	$10.00	10	$2.53
October 18, 2019		$4.17	$4.17	$12.00	10	$2.51

Notes:
Results based on 100,000 simulations
Ref (a): Options granted vest after completion of a one year year service period.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		December 31,	September 30,
	Ref	2019	2019
Vested and exercisable	(a)	1,280	1,300
Unvested	(b)	1,084	834
Options outstanding		2,364	2,134

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.52 and $1.51 at December 31, 2019 and September 30, 2019, respectively. Aggregate intrinsic value was approximately $3.5 million and $3.9 million at December 31, 2019 and September 30, 2019, respectively. Weighted average contractual term remaining was 3.7 and 3.8 years at December 31, 2019 and September 30, 2019, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

10. Earnings Per Share

The below details the calculation of basic and diluted earnings per share for the periods indicated:

	(In thousands, except per share amounts)
	Three Months Ended
	December 31,
	2019	2018
Numerator:
Net income	$1,551	$1,690
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,088	11,963
Effect of dilutive securities:
Stock options and restricted stock	926	1,016
Denominator for diluted net income per share - weighted-average outstanding shares	13,014	12,979

Net income per share - basic	$0.13	$0.14
Net income per share - diluted	$0.12	$0.13

11. Commitments and Contingencies

Contractual obligations as of December 31, 2019

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$57,800	$1,800	$5,250	$50,750	$—
Facility leases	31,581	3,014	6,182	6,174	16,211
Equipment operating leases	139	58	48	33	—
Total obligations	$89,520	$4,872	$11,480	$56,957	$16,211

Worker's compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2019 and September 30, 2019 was $4.3 million and $4.0 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three months ended December 31, 2019 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2019, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the risk that we will not realize the anticipated benefits of the acquisition of S3; the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of S3 and any future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Business and Markets Overview

The Company is a provider of technology-enabled business process outsourcing and program management solutions, primarily to improve and better deploy large-scale federal health and human service initiatives. DLH derives 98% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD").

On June 7, 2019, the Company acquired Social & Scientific Systems, Inc. ("S3"), for $70 million. The transaction was financed by a $70 million credit facility. The Company estimates that S3 will contribute approximately $65 million of annual revenue by providing services to public health agencies within the Department of Health and Human Services including National Institutes of Health ("NIH") and Centers for Medicare and Medicaid Services ("CMS").

Our business offerings are aligned to three market focus areas within the federal health services market space.

•	Defense and Veteran Health Solutions;

•	Human Services and Solutions;

•	Public Health and Life Sciences;

Distribution of Services and Solutions in Our Markets

The Company operates primarily through prime contracts awarded by the government through competitive bidding processes. The Company has a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (70%), cost reimbursable contracts (28%) and firm fixed price contracts (2%). We provide services under IDIQ and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

Our two largest customers are HHS and the VA. HHS comprised approximately 46% and 30% of revenue for the three months ended December 31, 2019 and 2018, respectively, and the VA comprised approximately 46% and 68% of revenue for the three months ended December 31, 2019 and 2018, respectively.

Major Contracts

The revenue attributable to the VA customers was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent approximately $13.3 million and $13.2 million for the three months ended December 31, 2019 and 2018, are currently operating under extensions through October 2020 pending completion of the procurement process for a new contract. A single renewal request for proposal (“RFP”) has been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business ("SDVOSB"), which precludes the Company from bidding on the RFP as a prime contractor. The Company has joined a SDVOSB team as a subcontractor to respond to this RFP. Should the contract be awarded to a SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business.

The remaining seven contracts for logistics services, which represent approximately $10.8 million and $9.6 million for the fiscal periods ended December 31, 2019 and 2018, have been extended through June 2020. A RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder, with preference given to a SDVOSB prime contractor. The Company has joined a SDVOSB team to respond to this RFP. We believe that these contracts will similarly be extended during the procurement process.

The Company's contract with HHS in support of its Head Start program generated $9.5 million and $9.5 million of its revenue for the three months ended December 31, 2019 and 2018, respectively. This contract is on a time and materials basis and consists of a base period of four option periods for a total term of five years through April 2020. The customer is expected to issue a RFP in fiscal 2020.

We remain dependent upon the continuation of our relationships with the VA and HHS. Our results of operations, cash flows, and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, of if the amount of services we provide to them materially reduced.

Backlog

Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At December 31, 2019, our total backlog was approximately $432.7 million compared to $414.1 million as of September 30, 2019.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At December 31, 2019, our funded backlog was approximately $120.1 million and our unfunded backlog was $312.6 million.

Forward Looking Business Trends

Our business is impacted by the overall federal government's spending priorities. As such, we continue to carefully follow federal budget, legislative and contracting trends and activities, and evolve our strategies to take these into consideration. On December 20, 2019, the president signed into law the National Defense Authorization Act for Fiscal Year 2020 and the Consolidated Appropriations Act, 2020, enacting all appropriation bills and providing full-year funding through September 30, 2020 for projects and activities of Federal Government agencies.

We continue to see protests of major contract awards and delays in government procurement activities. A shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under our contracts, decide not to exercise renewal options, or to exercise their right to terminate contracts. Additional factors that could affect our federal government contracting business include an increase in set-asides for small businesses and budgetary priorities limiting or delaying federal government spending in general.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, previously filed with the Securities and Exchange Commission.

Results of Operations for the three months ended December 31, 2019 and 2018

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	December 31, 2019		December 31, 2018		Change
Revenue	$52,238	100.0%	$33,752	100.0%	$18,486
Cost of operations:
Contract costs	41,340	79.1%	26,456	78.4%	14,884
General and administrative costs	5,913	11.3%	4,176	12.4%	1,737
Depreciation and amortization	1,859	3.6%	563	1.7%	1,296
Total operating costs	49,112	94.0%	31,195	92.5%	17,917
Income from operations	3,126	6.0%	2,557	7.6%	569
Interest expense, net	941	1.8%	177	0.5%	764
Income before income taxes	2,185	4.2%	2,380	7.1%	(195)
Income tax expense	634	1.2%	690	2.0%	(56)
Net income	$1,551	3.0%	$1,690	5.1%	(139)
Net income per share - basic	$0.13		$0.14		$(0.01)
Net income per share - diluted	$0.12		$0.13		$(0.01)

Revenue

Revenue for the three months ended December 31, 2019 was $52.2 million, an increase of $18.5 million or 54.8% over the prior year period. The increase in revenue is due primarily to the revenue contribution of approximately $17.3 million by S3, as well as increased volume in legacy contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended December 31, 2019, contract costs increased by approximately $14.9 million principally due to the addition of S3.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $1.7 million primarily from the inclusion of S3.

For the three months ended December 31, 2019, depreciation and amortization costs were approximately $0.7 million and $1.2 million, respectively, as compared as compared to approximately $0.1 million and $0.4 million for the prior fiscal year period, an aggregate increase of $1.3 million. The increase was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes items such as, interest expense and amortization of deferred financing costs on debt obligations
For the three months ended December 31, 2019 and 2018, interest expense was approximately $0.9 million and $0.2 million, respectively. The increase in interest expense was due to the new credit facility used to finance the acquisition of S3.

Income Tax Expense

For the three months ended December 31, 2019 and 2018, DLH recorded a $0.6 million and $0.7 million provision for tax expense, respectively. The effective tax rate for the three months ended December 31, 2019 and 2018 was 29%.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three months ended December 31, 2019 was approximately $5.0 million, an increase of approximately $1.9 million, or 59.7% over the prior year three months ended. The increase was principally due to the contribution of S3, including the improved operating leverage achieved through the expansion of the Company's business base.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended
	December 31,
	2019	2018	Change
Net income	$1,551	$1,690	$(139)
(i) Interest expense	941	177	764
(ii) Provision for taxes	634	690	(56)
(iii) Depreciation and amortization	1,859	563	1,296
EBITDA	$4,985	$3,120	$1,865

Liquidity and capital management

For the three months ended December 31, 2019, the Company generated operating income of approximately $3.1 million and net income of approximately $1.6 million. Cash flows from operations totaled approximately ($2.9 million) and ($1.8 million) for the three months ended December 31, 2019 and 2018, respectively, which was due to the timing of key receivables. In part, the growth in receivables derived from the transition of billing for the customers acquired in the S3 transaction. We believe that this transition impact has been resolved as of the end of January 2020 and our anticipated operating cash flow has resumed.

During the fiscal quarter we repurchased $0.2 million of common stock. At December 31, 2019, we had $0.8 million available for future repurchases of our shares of common stock under a plan approved by our Board of Directors.

Sources of cash and cash equivalents

As of December 31, 2019, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its new secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. At December 31, 2019 we had $1.8 million outstanding on our credit facility.

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

Credit Facility

A summary of our secured loan facility for the period ended December 31, 2019 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$56.0	million	LIBOR* + 3.5%	June 7, 2024
Secured revolving line of credit $25 million ceiling (b)	$1.8	million	LIBOR* + 3.5%	June 7, 2024

*LIBOR rate as of December 31, 2019 was 1.71%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million that matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of June 7, 2024. The Company has accessed funds from the revolving credit facility during the quarter ending December 31, 2019.

The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 7 of the consolidated financial statements.

Contractual Obligations as of December 31, 2019

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$57,800	$1,800	$5,250	$50,750	$—
Facility Leases	31,581	3,014	6,182	6,174	16,211
Equipment operating leases	139	58	48	33	—
Total Obligations	$89,520	$4,872	$11,480	$56,957	$16,211

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 8 "Significant Accounting Policies" in this Quarterly Report on Form 10Q or Note 6 of the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2019, as well as the discussion under the caption “Critical Accounting Policies and Estimates” therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended December 31, 2019.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 2, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.2 million per year. As of December 31, 2019, the interest rate was 5.2%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2019 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than the risks described in this Quarterly Report, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

Registrant Repurchases of Securities

The following is a summary of our stock repurchase activity during the three months ended December 31, 2019. As of December 31, 2019, there was a total of approximately $0.8 million remaining for repurchases under the program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2019	9,865	$4.30	9,865	$957,544
November 2019	12,303	4.22	12,303	905,579
December 2019	26,969	4.13	26,969	794,219
First Quarter Total	49,137	$4.22	49,137

On September 12, 2019, we announced that our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $1.0 million of shares of the Company’s common stock through open-market purchases in compliance with SEC Rule 10b-18, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The new stock repurchase program does not have an expiration date and may be suspended or discontinued by the Company in its discretion.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	#	Employment Agreement between the Company and Zachary C. Parker dated October 11, 2019	8-K	10/17/2019	10.1

10.2	#	Employment Offer Letter with Kevin Beverly dated October 18, 2019	8-K	10/22/2019	10.1

10.3	#	Change in Control, Severance and Covenant Agreement with Kevin Beverly dated October 18, 2019	8-K	10/22/2019	10.2

31.1		Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2		Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
						X

#		The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: February 5, 2020