Form 10-Q
period 2020-03-31
DLH Holdings Corp.
filed 2020-05-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,354,406 shares of Common Stock, par value $0.001 per share, were outstanding as of April 30, 2020.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$54,798	$33,756	$107,036	$67,508
Cost of Operations:
Contract costs	42,941	26,250	84,281	52,706
General and administrative costs	6,260	4,477	12,174	8,653
Acquisition costs	—	143	—	143
Depreciation and amortization	1,760	560	3,619	1,123
Total operating costs	50,961	31,430	100,074	62,625
Income from operations	3,837	2,326	6,962	4,883
Interest expense, net	906	544	1,846	721
Income before income taxes	2,931	1,782	5,116	4,162
Income tax expense	855	517	1,488	1,207
Net income	$2,076	$1,265	$3,628	$2,955

Net income per share - basic	$0.17	$0.11	$0.30	$0.25
Net income per share - diluted	$0.16	$0.10	$0.28	$0.23
Weighted average common stock outstanding
Basic	12,299	12,036	12,193	11,999
Diluted	13,003	13,087	12,886	13,030

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	March 31, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,124	$1,790
Accounts receivable	34,948	23,226
Other current assets	2,952	1,831
Total current assets	39,024	26,847
Equipment and improvements, net	4,275	5,343
Operating leases right-of-use assets	22,816	—
Deferred taxes, net	1,087	2,345
Goodwill	52,758	52,758
Intangible assets, net	38,799	41,208
Other long-term assets	665	757
Total assets	$159,424	$129,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$1,311	$—
Debt obligations - current	2,000	—
Accrued payroll	10,765	8,852
Accounts payable, accrued expenses, and other current liabilities	22,913	20,633
Total current liabilities	36,989	29,485
Long-term liabilities:
Debt obligations - long term, net of deferred financing costs	50,910	53,629
Operating lease liabilities - long-term	22,128	—
Other long-term liabilities	—	573
Total long-term liabilities	73,038	54,202
Total liabilities	110,027	83,687
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,354 and 12,036 at March 31, 2020 and September 30, 2019, respectively	12	12
Additional paid-in capital	85,314	85,114
Accumulated deficit	(35,929)	(39,555)
Total shareholders’ equity	49,397	45,571
Total liabilities and shareholders' equity	$159,424	$129,258

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2020	2019
Operating activities
Net income	$3,628	$2,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,619	1,123
Amortization of deferred financing costs	374	534
Stock based compensation expense	384	392
Deferred taxes, net	1,258	978
Non-cash gain from lease modification	(121)	—
Changes in operating assets and liabilities
Accounts receivable	(11,722)	884
Other current assets	(1,211)	(749)
Accrued payroll	1,913	234
Accounts payable, accrued expenses, and other current liabilities	2,280	355
Other long-term assets/liabilities	260	73
Net cash provided by operating activities	662	6,779

Investing activities
Purchase of equipment and improvements	(141)	(4)
Net cash used in investing activities	(141)	(4)

Financing activities
Borrowing on revolving line of credit, net	2,000	—
Repayments of senior debt	(3,000)	(7,708)
Payment of debt financing costs	(3)	—
Repurchase of common stock	(211)	—
Proceeds from issuance of common stock upon exercise of options	27	39
Net cash used in financing activities	(1,187)	(7,669)

Net change in cash and cash equivalents	(666)	(894)
Cash and cash equivalents at beginning of period	1,790	6,355
Cash and cash equivalents at end of period	$1,124	$5,461

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,583	$397
Cash paid during the period for income taxes	$409	$269
Supplemental disclosures of non-cash activity
Non-cash cancellation of common stock	$211	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Six Months Ended March 31, 2020
Balance at September 30, 2019	12,036	$12	$—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to director restricted stock unit	90	—	—	—	173	—	173
Expense related to employee stock options	—	—	—	—	211	—	211
Exercise of stock options	345	—	—	—	27	—	27
Repurchases of common stock	—	—	28	(113)	—	—	(113)
Cancellation of common stock	(117)	—	(28)	113	(211)	—	(98)
Net income	—	—	—	—	—	3,628	3,628
Balance at March 31, 2020	12,354	$12	—	$—	$85,314	$(35,929)	$49,397
Three Months Ended March 30, 2020
Balance at December 31, 2019	12,124	$12	$27	$(111)	$85,249	$(38,005)	$47,145
Expense related to director restricted stock unit	—	—	—	—	87	—	87
Expense related to employee stock options	—	—	—	—	95	—	95
Exercise of stock options	325	—	—	—	—	—	—
Repurchases of common stock	—	—	1	(2)	—	—	(2)
Cancellation of common stock	(95)	—	(28)	113	(117)	—	(4)
Net income	—	—	—	—		2,076	2,076
Balance at March 31, 2020	12,354	$12	—	—	$85,314	$(35,929)	$49,397

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Six Months Ended March 31, 2019
Balance at September 30, 2018	11,899	$12	$—	$—	$84,285	$(44,879)	$39,418
Directors' stock grants and expense	102	—	—	—	263	—	263
Expense related to employee stock options	—	—	—	—	129	—	129
Exercise of stock options	35	—	—	—	39	—	39
Net income	—	—	—	—	—	2,955	2,955
Balance at March 31, 2019	12,036	$12	—	$—	$84,716	$(41,924)	$42,804
Three Months Ended March 31, 2019
Balance at December 31, 2018	12,036	$12	$—	$—	$84,517	$(43,189)	$41,340
Expense related to director restricted stock unit	—	—	—	—	132	—	132
Expense related to employee stock options	—	—	—	—	67	—	67
Net income	—	—	—	—	—	1,265	1,265
Balance at March 31, 2019	12,036	$12	—	$—	$84,716	$(41,924)	$42,804

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. Amounts as of and for the periods ended March 31, 2020 and March 31, 2019 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on December 11, 2019.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 1,950 skilled employees working in more than 30 locations throughout the United States and one location overseas.

At present, the Company derives essentially all revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our two largest customers are the Department of Health and Human Services ("HHS") and the Department of Veteran Affairs ("VA"). HHS comprised approximately 47% and 31% of revenue for the six months ended March 31, 2020 and 2019, respectively, and the VA comprised approximately 46% and 67% of revenue for the six months ended March 31, 2020 and 2019, respectively.

3. New Accounting Pronouncements

In February 2016, the FASB issued an Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), to improve financial reporting about leasing transactions. This accounting standard requires organizations that lease assets, referred to as "Lessees", to recognize on the balance sheet right-of-use assets and lease liabilities. Per the ASU, we determine if a contract contains a lease by identifying an asset and determining if we have the right to control the use of the identified asset for a period of time in exchange for consideration. A contract conveys the right to control the use of an identified asset when the lessee has the right to direct the use of the identified asset and obtain substantially all economic benefits from its use throughout the period of its use. We also determine if a lease qualifies as an operating or finance lease. All Company leases at standard adoption were operating leases. The ASU also require lessees to identify and separate lease and non-lease components. The Company elected not to separate lease and non-lease components per the practical expedient provided in ASU 2018-11. Upon lease commencement, the lease liability and right-of-use asset are recorded on the balance sheet. The lease liability is measured as the present value of future minimum lease payments, including all probable renewals, to be made during the lease term. The right-of-use asset is measured as the present value of future minimum lease payments to be made during the lease term, including all probable renewals, plus lease payments made to the lessor before or at commencement and indirect costs paid less lease incentives received. DLH adopted this standard on October 1, 2019 and recognized initial right-of use assets and lease liabilities of $17.4 million and $18.0 million, respectively. At adoption, the Company elected several practical expediencies to facilitate the implementation of the new standard and did not recast comparative prior year information. As such we did not reassess and include initial direct costs in the measurement of right-of-use assets, capitalize leases with terms of 12 months or less, nor reassess lease classification of existing leases.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company has adopted this standard in the first quarter of fiscal 2020 and adoption did not have an impact on the Company's consolidated financial statements.

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	March 31,	September 30,
	2020	2019

Contract assets	$10,196	$4,302
Contract liabilities	$41	$92

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Department of Veterans Affairs	$25,556	$22,696	$49,619	$45,506
Department of Health and Human Services	25,861	10,424	49,951	20,691
Other	3,381	636	7,466	1,311
Total revenue	$54,798	$33,756	$107,036	$67,508

Revenue by contract type:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Time and materials	$38,162	$32,625	$74,603	$65,415
Cost reimbursable	15,430	637	30,046	1,246
Firm fixed price	1,206	494	2,387	847
Total revenue	$54,798	$33,756	$107,036	$67,508

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Prime contractor	$50,920	$33,538	$99,815	$67,066
Subcontractor	3,878	218	7,221	442
Total revenue	$54,798	$33,756	$107,036	$67,508

5. Leases

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

The Company executed a modification of a lease during the fiscal quarter end December 31, 2019 and recognized adjustments to the right-of-use asset and lease liabilities in accordance with ASC 842. As a result of the modification, a gain of $0.1 million was recognized. The gain represents the difference between the change in values of the right-of-use-asset and lease liabilities, which were $7.3 million and $7.2 million, respectively. For the six months ended March 31, 2020, the increase to right-of-use assets and lease liabilities was $24.6 million and $25.3 million, respectively. For more information, refer to Note 6, Supporting Financial Information.

As of March 31, 2020, operating leases for facilities and equipment have remaining lease terms of 0.1 to 11 years.

The following table summarizes lease balances in our consolidated balance sheet at March 31, 2020:

(in thousands)
March 31, 2020
Operating lease right-of-use assets	$22,816

Operating lease liabilities, current	$1,311
Operating lease liabilities - long-term	22,128
Total operating lease liabilities	$23,439

The Company's lease costs are included within general and administrative costs and for the three and six months ending March 31, 2020, total lease costs for our operating leases are as follows:

	(in thousands)
	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Lease Costs:
Operating	$1,253	$2,516
Short-term	47	103
Variable	3	23
Total lease costs	$1,303	$2,642

The Company's future minimum lease payments as of March 31, 2020 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2020 (Remaining)	$1,094
2021	3,156
2022	3,244
2023	3,264
2024	3,215
Thereafter	17,776
Total future lease payments	31,749
Less: imputed interest	(8,310)
Present value of future minimum lease payments	23,439
Less: current portion of operating lease liabilities	(1,311)
Long-term operating lease liabilities	$22,128

Other information related to our leases are as follows:

March 31, 2020
Weighted-average remaining lease term	9.7 years
Weighted-average discount rate	6.03%

	(in thousands)
	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$1,197	$2,467
Lease liabilities arising from obtaining right-of-use-assets	$—	$245

6. Supporting Financial Information

Accounts receivable

		(in thousands)
		March 31,	September 30,
	Ref	2020	2019
Billed receivables		$24,752	$18,924
Contract assets		10,196	4,302
Total accounts receivable		34,948	23,226
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$34,948	$23,226

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2020 or September 30, 2019.

Other current assets

	(in thousands)
	March 31,	September 30,
	2020	2019
Prepaid insurance and benefits	$496	$495
Other receivables	1,264	301
Other prepaid expenses	1,192	1,035
Other current assets	$2,952	$1,831

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2020	2019
Furniture and equipment		$1,262	$1,262
Computer equipment		1,171	1,043
Computer software		3,998	3,985
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,026	7,885
Less accumulated depreciation and amortization		(3,751)	(2,542)
Equipment and improvements, net	(a)	$4,275	$5,343

Ref (a): Depreciation expense was $0.6 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, and $1.2 million and $0.2 million for the six months ended March 31, 2020 and 2019, respectively.

Intangible assets

		(in thousands)
		March 31,	September 30,
	Ref	2020	2019
Intangible assets	(a)
Customer contracts and related customer relationships		$45,600	$45,600
Covenants not to compete		480	480
Trade name		2,109	2,109
Total intangible assets		48,189	48,189
Less accumulated amortization
Customer contracts and related customer relationships		(8,870)	(6,590)
Covenants not to compete		(188)	(164)
Trade name		(332)	(227)
Total accumulated amortization		(9,390)	(6,981)
Intangible assets, net		$38,799	$41,208

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and $2.4 million and $0.9 million for the six months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2020	$2,409
Fiscal 2021	4,819
Fiscal 2022	4,819
Fiscal 2023	4,819
Fiscal 2024	4,819
Thereafter	17,114
Total amortization expense	$38,799

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	March 31,	September 30,
	2020	2019
Accounts payable	$11,604	$10,054
Accrued benefits	2,769	2,252
Accrued bonus and incentive compensation	1,051	1,951
Accrued workers' compensation insurance	4,508	4,007
Other accrued expenses	2,981	2,369
Accounts payable, accrued expenses, and other current liabilities	$22,913	$20,633

Debt obligations

	(in thousands)
	March 31,	September 30,
	2020	2019
Bank term loan	$53,000	$56,000
Less unamortized deferred financing cost	(2,090)	(2,371)
Net bank debt obligation	50,910	53,629
Less current portion of term loan debt obligations	—	—
Long-term portion of bank debt obligation	$50,910	$53,629

Interest expense

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Ref	2020	2019	2020	2019
Interest expense	(a)	$(742)	$(83)	$(1,593)	$(187)
Amortization of deferred financing costs	(b)	(164)	(461)	(374)	(534)
Other income (expense), net	(c)	—	—	121	—
Interest expense, net		$(906)	$(544)	$(1,846)	$(721)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit
Ref (c): Gain on lease modification due to a lease amendment

7. Credit Facilities

A summary of this loan facility as of March 31, 2020, is as follows:

Arrangement	Loan Balance		Interest	Maturity Date
Secured term loan $70 million (a)	$53.0	million	LIBOR* + 3.5%	June 7, 2024
Secured revolving line of credit $25 million ceiling (b)	$2.0	million	LIBOR* + 3.5%	June 7, 2024
*LIBOR rate as of March 31, 2020 was 0.99%

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan was secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on the following: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 commencing with the quarter ending September 30, 2019, and for all subsequent periods, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 4.25:1.0 to 3.25:1.0 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. The term loan has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio. We are in compliance with all loan covenants and restrictions.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. The Company has made voluntary principal prepayments that satisfy mandatory principal amortization until June 2022. For additional information regarding the schedule of future payment obligations, please refer to Note 11, Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million that matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the six months ended March 31, 2020, interest expense has been reduced by less than $0.1 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company has accessed funds from the revolving credit facility during the quarter ending March 31, 2020. The outstanding balance owed is $2.0 million, which we subsequently paid in the following month.

The Company's total borrowing availability, based on eligible accounts receivables at March 31, 2020, was $21.3 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $3 million for letters of credit for the account of the Company, subject to applicable procedures.

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

At September 30, 2019, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $53 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2019. For the six months ended March 31, 2020, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Equipment and improvements

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2020 or September 30, 2019. We report interest and penalties as a component of income tax expense. In the three and six months ended March 31, 2020 and March 31, 2019, we recognized no interest and no penalties related to income taxes.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of March 31, 2020, the Company did not hold any treasury stock.

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

9. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans are designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2020, there were 1.1 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statements of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
		2020	2019	2020	2019
DLH employees		$95	$67	$211	$129
Non-employee directors	(a)	87	132	173	263
Total stock option expense		$182	$199	$384	$392

Ref (a): Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors were made in the first quarter of fiscal 2020 and in total 77,500 restricted stock units were issued and outstanding.

Unrecognized stock-based compensation expense

		(in thousands)
		March 31,
	Ref	2020
Unrecognized expense for DLH employees	(a)	$1,102
Unrecognized expense for non-employee directors		173
Total unrecognized expense		$1,275

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. On a weighted average basis, this expense is expected to be recognized within the next 3.82 years.

Stock option activity for the six months ended March 31, 2020

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2019		2,134	$4.36	5.9	$4,815
Granted	(a)	250	$4.17	—	—
Exercised/canceled		(505)	$1.04	—	—
Options outstanding, March 31, 2020		1,879	$4.60	6.6	$2,878

Ref (a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the quarter ended December 31, 2019, as follows using the Monte Carlo Method.

						Volatility
						50%
				Vesting	Expected
		Strike	Stock	Threshold	Term	Calculated
Grant Date	Ref	Price	Price	Price	(Years)	Fair Value
October 18, 2019	(a)	$4.17	$4.17	Service	10	$2.54
October 18, 2019		$4.17	$4.17	$8.00	10	$2.56
October 18, 2019		$4.17	$4.17	$10.00	10	$2.53
October 18, 2019		$4.17	$4.17	$12.00	10	$2.51

Notes:
Results based on 100,000 simulations
Ref (a): Options granted vest after completion of a one year service period.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		March 31,	September 30,
	Ref	2020	2019
Vested and exercisable	(a)	955	1,300
Unvested	(b)	924	834
Options outstanding		1,879	2,134

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.68 and $1.51 at March 31, 2020 and September 30, 2019, respectively. Aggregate intrinsic value was approximately $2.5 million and $3.9 million at March 31, 2020 and September 30, 2019, respectively. Weighted average contractual term remaining was 3.5 and 3.8 years at March 31, 2020 and September 30, 2019, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

10. Earnings Per Share

The below details the calculation of basic and diluted earnings per share for the periods indicated:

	(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator:
Net income	$2,076	$1,265	$3,628	$2,955
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,299	12,036	12,193	11,999
Effect of dilutive securities:
Stock options and restricted stock	704	1,051	693	1,031
Denominator for diluted net income per share - weighted-average outstanding shares	13,003	13,087	12,886	13,030

Net income per share - basic	$0.17	$0.11	$0.30	$0.25
Net income per share - diluted	$0.16	$0.10	$0.28	$0.23

11. Commitments and Contingencies

Contractual obligations as of March 31, 2020

			Payments Due by Period
			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt obligations	(a)	$55,000	$2,000	$5,750	$47,250	$—
Facility leases		31,640	2,662	6,362	6,365	16,251
Equipment operating leases		109	37	45	27	—
Total obligations		$86,749	$4,699	$12,157	$53,642	$16,251

Ref (a): The $2 million amount due in the next twelve months was paid in the subsequent month.

Worker's compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2020 and September 30, 2019 was $4.5 million and $4.0 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three and six months ended March 31, 2020 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2019, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and its impact on the economy and demand for our services, are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the risk that we will not realize the anticipated benefits of an acquisition; the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Business and Markets Overview

We are a provider of technology-enabled business process outsourcing and program management solutions, primarily to improve and better deploy large-scale federal health and human service initiatives. DLH derives essentially all of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD").

Our business offerings are aligned to three market focus areas within the federal health services market space.

•	Defense and Veteran Health Solutions;

•	Human Services and Solutions;

•	Public Health and Life Sciences;

Distribution of Services and Solutions in Our Markets

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (70%), cost reimbursable contracts (28%) and firm fixed price contracts (2%). We provide services under IDIQ and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. We currently hold multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

Our two largest customers are HHS and the VA. The following table summarizes the revenues by customer for the six months ended March 31, 2020 and 2019, respectively:

	(in thousands)
	Six Months Ended
	March 31,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$49,951	47%	$20,691	31%
Department of Veterans Affairs	49,619	46%	45,506	67%
Customers with less than 10% share of total revenue	7,466	7%	1,311	2%
Total revenue	$107,036	100%	$67,508	100%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent revenues of approximately $27.8 million and $26.4 million for the six months ended March 31, 2020 and 2019, are currently operating under extensions through October 2020. The remaining seven contracts for logistics services, which represent approximately $21.8 million and $19.1 million of revenues for the six months ended March 31, 2020 and 2019, have been extended through June 2021.

As previously reported, a single renewal request for proposal (“RFP”) had been issued for the nine (9) pharmacy contracts that required the prime contractor be a service-disabled veteran owned small business (“SDVOSB”), which would have precluded us from bidding on the RFP as a prime contractor. We had joined a SDVOSB team as a subcontractor to respond to this RFP. However, the government has canceled the previously issued RFP for these contracts. The government has neither indicated nor announced its future procurement strategy. Due to the time required to conduct a procurement process, we expect these contracts to be extended beyond the current period of performance.

The remaining seven contracts for logistics services, which represent approximately $21.8 million and $19.1 million of revenues for the six months ended March 31, 2020 and 2019, have been extended through June 2021. A renewal RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder, with preference given to a SDVOSB prime contractor. The Company has joined a SDVOSB team to respond to this RFP. We believe that these contracts will be extended during the procurement process. The government has not provided any updated guidance with respect to this procurement.

The Company's contract with HHS in support of its Head Start program generated $18.7 million and $19.1 million of its revenue for the six months ended March 31, 2020 and 2019, respectively. This contract was awarded on a time and materials basis and provided for a base period and four option periods for a total term of five years through April 2020. We have received a fully funded contract extension through August 2020. The customer is expected to issue an RFP in fiscal 2020.

We remain dependent upon the continuation of our relationships with the VA and HHS. Our results of operations, cash flows, and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, of if the amount of services we provide to them was to be materially reduced.

Backlog

Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At March 31, 2020, our total backlog was approximately $426.4 million compared to $414.1 million as of September 30, 2019.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At March 31, 2020, our funded backlog was approximately $106.0 million, and our unfunded backlog was $320.3 million.

Forward Looking Business Trends

COVID-19 Impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We believe, however, that our contract base is largely insulated from negative impacts due to the outbreak of COVID-19 as the services we provide are largely deemed essential by the federal agencies we support resulting in a stable level of work, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we expect to execute on remainder of our contracts through remote and teleworking arrangements. While the pandemic will have minor offsetting impacts due to social distancing and travel restrictions, we do not expect material impacts from COVID-19 in this fiscal year.

In the future, the pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue our operations during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated.

Due to our ability to continue to perform under our contracts and our cash flow generation, we do not presently expect liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our term loan and have access to a revolving line of credit to meet any short-term cash needs that cannot be funded by operations. Due to our reduction in term loan principal, we do not have a scheduled amortization payment until June 2022. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations for the three months ended March 31, 2020 and 2019

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	March 31, 2020		March 31, 2019		Change
Revenue	$54,798	100.0%	$33,756	100.0%	$21,042
Cost of operations:
Contract costs	42,941	78.4%	26,250	77.8%	16,691
General and administrative costs	6,260	11.4%	4,477	13.3%	1,783
Acquisition costs	—	—%	143	0.4%	(143)
Depreciation and amortization	1,760	3.2%	560	1.7%	1,200
Total operating costs	50,961	93.0%	31,430	92.8%	19,531
Income from operations	3,837	7.0%	2,326	6.9%	1,511
Interest expense, net	906	1.7%	544	1.6%	362
Income before income taxes	2,931	5.3%	1,782	5.3%	1,149
Income tax expense	855	1.6%	517	1.5%	338
Net income	$2,076	3.7%	$1,265	3.8%	811
Net income per share - basic	$0.17		$0.11		$0.06
Net income per share - diluted	$0.16		$0.10		$0.06

Revenue

Revenue for the three months ended March 31, 2020 was $54.8 million, an increase of $21.0 million or 62.3% over the prior year period. The increase in revenue is due primarily to the revenue contribution of approximately $18.7 million by Social & Scientific Systems, Inc. ("S3"), as well as increased volume in legacy contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended March 31, 2020, contract costs increased by approximately $16.7 million, principally due to the addition of S3 and increased direct labor on legacy contracts.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $1.8 million primarily from the inclusion of S3 and increased business development cost.

For the three months ended March 31, 2020, depreciation and amortization costs were approximately $0.6 million and $1.2 million, respectively, as compared as compared to approximately $0.1 million and $0.4 million for the prior fiscal year period. The increase of $1.2 million was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes items such as, interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended March 31, 2020 and 2019, interest expense was approximately $0.9 million and $0.5 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of S3.

Income Tax Expense

For the three months ended March 31, 2020 and 2019, DLH recorded a $0.9 million and $0.5 million provision for tax expense, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019 was 29%.

Results of Operations for the six months ended March 31, 2020 and 2019

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change
Consolidated Statement of Income:	March 31, 2020		March 31, 2019		$
Revenue	$107,036	100.0%	$67,508	100.0%	$39,528
Cost of Operations:
Contract Costs	84,281	78.7%	52,706	78.1%	31,575
General and administrative expenses	12,174	11.4%	8,653	12.8%	3,521
Transaction expenses	—	—%	143	0.2%	(143)
Depreciation and amortization	3,619	3.4%	1,123	1.7%	2,496
Total operating costs	100,074	93.5%	62,625	92.8%	37,449
Income from operations	6,962	6.5%	4,883	7.2%	2,079
Interest	1,846	1.7%	721	1.1%	1,125
Income before income taxes	5,116	4.8%	4,162	6.2%	954
Income tax expense, net	1,488	1.4%	1,207	1.8%	281
Net income	$3,628	3.4%	$2,955	4.4%	$673

Net income per share - basic	$0.30		$0.25		$0.05
Net income per share - diluted	$0.28		$0.23		$0.05

Revenue

Revenue for the six months ended March 31, 2020 was $107.0 million, an increase of $39.5 million or 58.6% over the prior year period. The increase in revenue is due primarily to the contribution of approximately $35.9 million of revenue by S3, as well as increased volume in legacy contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the six months ended March 31, 2020, contract costs increased by approximately $31.6 million principally due to the addition of S3.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the same period in the prior fiscal year by $3.5 million primarily from the inclusion of S3.

For the six months ended March 31, 2020, depreciation and amortization costs were approximately $1.2 million and $2.4 million, respectively, as compared to approximately $0.2 million and $0.9 million for the prior fiscal year period. The increase of $2.5 million was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the six months ended March 31, 2020 and 2019, interest expense, net was approximately $1.8 million and $0.7 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of S3.

Income Tax Expense

For the six months ended March 31, 2020 and 2019, DLH recorded a $1.5 million and $1.2 million provision for tax expense, respectively. The effective tax rate for the six months ended March 31, 2020 and 2019 was 29%.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three and six months ended March 31, 2020 was approximately $5.6 million and $10.6 million, respectively. The increase of approximately $2.7 million and $4.6 million from the same periods in the prior fiscal year was principally due to the contribution of S3, improved operating leverage achieved through the expansion of the Company's business base, and volume growth in legacy contracts.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$2,076	$1,265	$3,628	$2,955
(i) Interest expense, net	906	544	1,846	721
(ii) Provision for taxes	855	517	1,488	1,207
(iii) Depreciation and amortization	1,760	560	3,619	1,123
EBITDA	$5,597	$2,886	$10,581	$6,006

Liquidity and capital management

As of March 31, 2020, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2020 we have $21.3 million of available borrowing capacity on the revolving line of credit. The outstanding balance on our revolving credit facility at March 31, 2020, was $2.0 million. As of March 31, 2020 we have $21.3 million of available borrowing capacity on the revolving line of credit.

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

A summary of the change in cash and cash equivalents is presented below:

	Six Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$662	$6,779
Net cash used in investing activities	(141)	(4)
Net cash used in financing activities	(1,187)	(7,669)
Net change in cash and cash equivalents	$(666)	$(894)

For the six months ended March 31, 2020, the Company generated $1 million in cash flows from operations. The year over year decrease in operating cash flow was driven by an increase in receivables, which was primarily due to the financial system integration completed during the quarter. We anticipate increased operating cash flow for the fiscal third quarter.

Cash used in financing activities was $1.2 million during the six months ended March 31, 2020. We made net repayments under our credit facility of $1.0 million during the six months ended March 31, 2020. In the same period during the prior fiscal year, we repaid the remaining outstanding balance of the term loan under a prior credit facility.

Credit Facility

A summary of our secured loan facility for the period ended March 31, 2020 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$53.0	million	LIBOR* + 3.5%	June 7, 2024
Secured revolving line of credit $25 million ceiling (b)	$2.0	million	LIBOR* + 3.5%	June 7, 2024

*LIBOR rate as of March 31, 2020 was 0.99%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

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

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of June 7, 2024. The Company has accessed funds from the revolving credit facility during the quarter ending March 31, 2020.

The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 7 of the consolidated financial statements.

Contractual Obligations as of March 31, 2020

			Payments Due by Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations	(a)	$55,000	$2,000	$5,750	$47,250	$—
Facility Leases		31,640	2,662	6,362	6,365	16,251
Equipment operating leases		109	37	45	27	—
Total Obligations		$86,749	$4,699	$12,157	$53,642	$16,251

Ref (a): The $2 million amount due in the next twelve months was paid in the subsequent month.

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates. Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 8 "Significant Accounting Policies" in this Quarterly Report on Form 10Q or Note 6 of the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2019, as well as the discussion under the caption “Critical Accounting Policies and Estimates” therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended March 31, 2020.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 2, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.2 million per year. As of March 31, 2020, the interest rate on the floating interest rate debt was 4.5%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2019 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on our business, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our 2019 Annual Report.

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 and should be read in conjunction with the risk factors appearing in our 2019 Annual Report.

Our results of operations could in the future be materially adversely impacted by global, macroeconomic events, such as coronavirus pandemic (COVID-19), and the response to contain it.

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home (as described on page 24, above, this has resulted in minor delays in our provision of services) and any closures of our and our clients’ offices and facilities, particularly at our pharmacy distribution centers. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for our services; and disruptions or restrictions on our employees’ ability to work and travel. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2019 Annual Report. Because the COVID-19 situation is unprecedented and continuously evolving, other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

Registrant Repurchases of Securities

The following is a summary of our stock repurchase activity during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 2020	521	$4.32	521	$791,968
February 2020	600	4.34	600	789,364
March 2020	—	—	—	—
First Quarter Total	1,121	$4.33	1,121

On September 12, 2019, we announced that our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $1.0 million of shares of the Company’s common stock through open-market purchases in compliance with SEC Rule 10b-18, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. On February 11, 2020, the Company terminated the $1.0 million stock repurchase program and no further shares will be repurchased under such program. At such time, there was $789,364 remaining for repurchases under the program.
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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: May 6, 2020