Form 10-Q
period 2020-06-30
DLH Holdings Corp.
filed 2020-08-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,354,406 shares of Common Stock, par value $0.001 per share, were outstanding as of July 31, 2020.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$51,459	$38,700	$158,495	$106,208
Cost of Operations:
Contract costs	39,615	30,038	123,895	82,744
General and administrative costs	6,323	4,811	18,497	13,462
Acquisition costs	—	1,247	—	1,391
Depreciation and amortization	1,721	914	5,340	2,037
Total operating costs	47,659	37,010	147,732	99,634
Income from operations	3,800	1,690	10,763	6,574
Interest expense, net	813	562	2,659	1,284
Income before income taxes	2,987	1,128	8,104	5,290
Income tax expense	863	325	2,352	1,532
Net income	$2,124	$803	$5,752	$3,758

Net income per share - basic	$0.17	$0.07	$0.47	$0.31
Net income per share - diluted	$0.16	$0.06	$0.44	$0.29
Weighted average common stock outstanding
Basic	12,354	12,036	12,246	12,011
Diluted	13,228	13,077	13,050	13,048

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$658	$1,790
Accounts receivable	29,635	23,226
Other current assets	3,772	1,831
Total current assets	34,065	26,847
Equipment and improvements, net	3,769	5,343
Operating leases right-of-use assets	22,276	—
Deferred taxes, net	358	2,345
Goodwill	52,758	52,758
Intangible assets, net	37,594	41,208
Other long-term assets	620	757
Total assets	$151,440	$129,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$1,768	$—
Accrued payroll	9,488	8,852
Accounts payable, accrued expenses, and other current liabilities	24,253	20,633
Total current liabilities	35,509	29,485
Long-term liabilities:
Debt obligations - long term, net of deferred financing costs	42,542	53,629
Operating lease liabilities - long-term	21,686	—
Other long-term liabilities	—	573
Total long-term liabilities	64,228	54,202
Total liabilities	99,737	83,687
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,354 and 12,036 at June 30, 2020 and September 30, 2019, respectively	12	12
Additional paid-in capital	85,496	85,114
Accumulated deficit	(33,805)	(39,555)
Total shareholders’ equity	51,703	45,571
Total liabilities and shareholders' equity	$151,440	$129,258

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2020	2019
Operating activities
Net income	$5,752	$3,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,340	2,037
Amortization of deferred financing costs	551	799
Stock based compensation expense	566	591
Deferred taxes, net	1,987	1,253
Non-cash gain from lease modification	(121)	—
Changes in operating assets and liabilities
Accounts receivable	(6,409)	(925)
Other current assets	(1,941)	(376)
Accrued payroll	636	(68)
Accounts payable, accrued expenses, and other current liabilities	3,620	4,107
Other long-term assets/liabilities	726	(23)
Net cash provided by operating activities	10,707	11,153
Investing activities
Business acquisition, net of cash acquired	—	(66,520)
Purchase of equipment and improvements	(152)	(29)
Net cash used in investing activities	(152)	(66,549)
Financing activities
Borrowing on senior debt	—	70,000
Repayments of senior debt	(11,500)	(11,646)
Payment of debt financing costs	(3)	(3,347)
Repurchase of common stock	(211)	—
Proceeds from issuance of common stock upon exercise of options	27	39
Net cash (used in) provided by financing activities	(11,687)	55,046

Net change in cash and cash equivalents	(1,132)	(350)
Cash and cash equivalents at beginning of period	1,790	6,355
Cash and cash equivalents at end of period	$658	$6,005

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,207	$645
Cash paid during the period for income taxes	$432	$675

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Nine Months Ended June 30, 2020
Balance at September 30, 2019	12,036	$12	$—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to director restricted stock unit	90	—	—	—	260	—	260
Expense related to employee stock options	—	—	—	—	306	—	306
Exercise of stock options	345	—	—	—	27	—	27
Repurchases of common stock	—	—	28	(113)	—	—	(113)
Cancellation of common stock	(117)	—	(28)	113	(211)	—	(98)
Net income	—	—	—	—	—	5,752	5,752
Balance at June 30, 2020	12,354	$12	—	$—	$85,496	$(33,805)	$51,703
Three Months Ended June 30, 2020
Balance at March 31, 2020	12,354	$12	$—	$—	$85,314	$(35,929)	$49,397
Expense related to director restricted stock unit	—	—	—	—	87	—	87
Expense related to employee stock options	—	—	—	—	95	—	95
Net income	—	—	—	—	—	2,124	2,124
Balance at June 30, 2020	12,354	$12	—	—	$85,496	$(33,805)	$51,703

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Nine Months Ended June 30, 2019
Balance at September 30, 2018	11,899	$12	$—	$—	$84,285	$(44,879)	$39,418
Directors' stock grants and expense	102	—	—	—	395	—	395
Expense related to employee stock options	—	—	—	—	196	—	196
Exercise of stock options	35	—	—	—	39	—	39
Net income	—	—	—	—	—	3,758	3,758
Balance at June 30, 2019	12,036	$12	—	$—	$84,915	$(41,121)	$43,806
Three Months Ended March 31, 2019
Balance at March 31, 2019	12,036	$12	$—	$—	$84,716	$(41,924)	$42,804
Expense related to director restricted stock unit	—	—	—	—	199	—	199
Net income	—	—	—	—	—	803	803
Balance at June 30, 2019	12,036	$12	—	$—	$84,915	$(41,121)	$43,806

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. Amounts as of and for the periods ended June 30, 2020 and June 30, 2019 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on December 11, 2019.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 2,000 skilled employees working in more than 30 locations throughout the United States and one location overseas.

At present, the Company derives essentially all revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our two largest customers are the Department of Veteran Affairs ("VA") and the Department of Health and Human Services ("HHS"). The VA comprised approximately 47% and 65% of revenue for the nine months ended June 30, 2020 and 2019, respectively, and HHS comprised approximately 46% and 33% of revenue for the nine months ended June 30, 2020 and 2019, respectively.
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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019 for both interim and annual reporting periods. The Company adopted this standard in the first quarter of fiscal 2020 and adoption did not have an impact on the Company's consolidated financial statements.

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

At September 30, 2019, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $53 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2019. For the nine months ended June 30, 2020, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Equipment and improvements

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2020 or September 30, 2019. We report interest and penalties as a component of income tax expense. In the three and nine months ended June 30, 2020 and June 30, 2019, we recognized no interest and no penalties related to income taxes.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of June 30, 2020, the Company did not hold any treasury stock.

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

5. Revenue Recognition

We account for a contract when both we and the customer approve and commit; our rights and those of the customer are identified, payment terms are identified; the contract has commercial substance; and collectability of consideration is probable. At contract inception, we identify the distinct goods or services promised in the contract, referred to as performance obligations. Then we determine the total transaction price for the contract; which is the total consideration which we can expect in exchange for the promised goods or services in the contract. The transaction price may include fixed or variable amounts. Due to our contracts being predominantly time and material, the Company does not have variable consideration. The transaction price is allocated to each distinct performance obligation using our best estimate of the standalone selling price for each service promised in the contract. The primary method used to estimate standalone selling price is the hourly billing rate for each labor category identified in the contract with the customer. Revenue is recognized as the performance obligation is satisfied.

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

        The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	June 30,	September 30,
	2020	2019

Contract assets	$10,216	$4,302
Contract liabilities	$41	$92

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Department of Veterans Affairs	$24,783	$23,056	$74,402	$68,563
Department of Health and Human Services	23,312	14,297	73,263	34,987
Other	3,364	1,347	10,830	2,658
Total revenue	$51,459	$38,700	$158,495	$106,208

Revenue by contract type:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Time and materials	$36,315	$33,426	$110,918	$98,841
Cost reimbursable	13,841	4,545	43,887	5,791
Firm fixed price	1,303	729	3,690	1,576
Total revenue	$51,459	$38,700	$158,495	$106,208

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Prime contractor	$47,649	$36,882	$147,464	$103,947
Subcontractor	3,810	1,818	11,031	2,261
Total revenue	$51,459	$38,700	$158,495	$106,208

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840 at September 30, 2019. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. The Company does not have any finance leases.

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

The Company executed a modification of a lease during the fiscal quarter ending December 31, 2019 and recognized adjustments to the right-of-use asset and lease liabilities in accordance with ASC 842. As a result of the modification, a gain of $0.1 million was recognized. The gain represents the difference between the change in values of the right-of-use-asset and lease liabilities, which were $7.3 million and $7.2 million, respectively. For the nine months ended June 30, 2020, the increase to right-of-use assets and lease liabilities was $24.7 million and $25.2 million, respectively. For more information, refer to Note 6, Supporting Financial Information.

As of June 30, 2020, operating leases for facilities and equipment have remaining lease terms of 0.8 to 10.8 years.

The following table summarizes lease balances in our consolidated balance sheet at June 30, 2020:

(in thousands)
June 30, 2020
Operating lease right-of-use assets	$22,276

Operating lease liabilities, current	$1,768
Operating lease liabilities - long-term	21,686
Total operating lease liabilities	$23,454

The Company's lease costs are included within general and administrative costs and for the three and nine months ending June 30, 2020, total lease costs for our operating leases are as follows:

	(in thousands)
	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Lease Costs:
Operating	$834	$3,350
Short-term	30	133
Variable	28	51
Total lease costs	$892	$3,534

The Company's future minimum lease payments as of June 30, 2020 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2020 (Remaining)	$758
2021	3,156
2022	3,244
2023	3,264
2024	3,215
Thereafter	17,776
Total future lease payments	31,413
Less: imputed interest	(7,959)
Present value of future minimum lease payments	23,454
Less: current portion of operating lease liabilities	(1,768)
Long-term operating lease liabilities	$21,686

Other information related to our leases are as follows:

June 30, 2020
Weighted-average remaining lease term	9.5 years
Weighted-average discount rate	6.03%

	(in thousands)
	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$336	$2,803
Lease liabilities arising from obtaining right-of-use-assets	$—	$245

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		June 30,	September 30,
	Ref	2020	2019
Billed receivables		$19,419	$18,924
Contract assets		10,216	4,302
Total accounts receivable		29,635	23,226
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$29,635	$23,226

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2020 or September 30, 2019.

Other current assets

	(in thousands)
	June 30,	September 30,
	2020	2019
Prepaid insurance and benefits	$833	$495
Other receivables	1,407	301
Other prepaid expenses	1,532	1,035
Other current assets	$3,772	$1,831

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2020	2019
Furniture and equipment		$1,262	$1,262
Computer equipment		1,171	1,043
Computer software		4,008	3,985
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,036	7,885
Less accumulated depreciation and amortization		(4,267)	(2,542)
Equipment and improvements, net	(a)	$3,769	$5,343

Ref (a): Depreciation expense was $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $0.5 million for the nine months ended June 30, 2020 and 2019, respectively.

Intangible assets

		(in thousands)
		June 30,	September 30,
	Ref	2020	2019
Intangible assets	(a)
Customer contracts and related customer relationships		$45,600	$45,600
Covenants not to compete		480	480
Trade name		2,109	2,109
Total intangible assets		48,189	48,189
Less accumulated amortization
Customer contracts and related customer relationships		(10,010)	(6,590)
Covenants not to compete		(200)	(164)
Trade name		(385)	(227)
Total accumulated amortization		(10,595)	(6,981)
Intangible assets, net		$37,594	$41,208

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.2 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $1.5 million for the nine months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2020	$1,205
Fiscal 2021	4,819
Fiscal 2022	4,819
Fiscal 2023	4,819
Fiscal 2024	4,819
Thereafter	17,113
Total amortization expense	$37,594

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	June 30,	September 30,
	2020	2019
Accounts payable	$11,827	$10,054
Accrued benefits	2,963	2,252
Accrued bonus and incentive compensation	1,819	1,951
Accrued workers' compensation insurance	4,888	4,007
Other accrued expenses	2,756	2,369
Accounts payable, accrued expenses, and other current liabilities	$24,253	$20,633

Debt obligations

	(in thousands)
	June 30,	September 30,
	2020	2019
Bank term loan	$44,500	$56,000
Less unamortized deferred financing cost	(1,958)	(2,371)
Net bank debt obligation	42,542	53,629
Less current portion of term loan debt obligations	—	—
Long-term portion of bank debt obligation	$42,542	$53,629

Interest expense

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2020	2019	2020	2019
Interest expense	(a)	$(635)	$(297)	$(2,229)	$(485)
Amortization of deferred financing costs	(b)	(178)	(265)	(551)	(799)
Other income (expense), net	(c)	—	—	121	—
Interest expense, net		$(813)	$(562)	$(2,659)	$(1,284)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit
Ref (c): Gain on lease modification due to a lease amendment

8. Credit Facilities

A summary of this loan facility as of June 30, 2020, is as follows:

Arrangement	Loan Balance		Interest	Maturity Date
Secured term loan $70 million (a)	$44.5	million	LIBOR* + 3.5%	June 7, 2024
Secured revolving line of credit $25 million ceiling (b)	$—	million	LIBOR* + 3.5%	June 7, 2024
*LIBOR rate as of June 30, 2020 was 0.17%
(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan was secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on June 7, 2024. Required amortization is 7.5% in years 1 and 2 of the term loan, 10.0% in years 3 and 4, and 12.5% in year 5, with the balance due at maturity.

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

We are required to pay quarterly amortization payments, which commenced in September 2019 and ends in March 2024. The quarterly payments are equal installments which started in September 2019 at $1,312,500. The amortization amount will increase every two years by $437,500; the first will occur September 2021 and the final increase will occur in September 2023. In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. The Company has made voluntary principal prepayments that satisfy mandatory principal amortization until September 2023. For additional information regarding the schedule of future payment obligations, please refer to Note 11, Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million that matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the nine months ended June 30, 2020, interest expense has been increased by less than $0.1 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter but has no outstanding balance at June 30, 2020.
The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2020, was $19.3 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $3 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of June 7, 2024 and is subject to loan covenants as described above. DLH is fully compliant with those covenants.
9. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans are designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2020, there were 1.1 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statements of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2020	2019	2020	2019
DLH employees		$95	$67	$306	$196
Non-employee directors	(a)	87	132	260	395
Total stock option expense		$182	$199	$566	$591

Ref (a): Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors were made in the first quarter of fiscal 2020 and in total 77,500 restricted stock units were issued and outstanding.

Unrecognized stock-based compensation expense

		(in thousands)
		June 30,
	Ref	2020
Unrecognized expense for DLH employees	(a)	$1,007
Unrecognized expense for non-employee directors		87
Total unrecognized expense		$1,094

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

Stock option activity for the nine months ended June 30, 2020

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2019		2,134	$4.36	5.9	$4,815
Granted	(a)	250	$4.17	—	—
Exercised		(345)	$1.05	—	—
Cancelled		(160)	$1.29	—	—
Options outstanding, June 30, 2020		1,879	$4.60	6.5	$7,280

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

Notes:
Results based on 100,000 simulations
        Ref (a): Options granted vest after completion of a one year service period.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		June 30,	September 30,
	Ref	2020	2019
Vested and exercisable	(a)	1,072	1,300
Unvested	(b)	807	834
Options outstanding		1,879	2,134

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.61 and $1.51 at June 30, 2020 and September 30, 2019, respectively. Aggregate intrinsic value was approximately $5.9 million and $3.9 million at June 30, 2020 and September 30, 2019, respectively. Weighted average contractual term remaining was 3.2 and 3.8 years at June 30, 2020 and September 30, 2019, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

10. Earnings Per Share

The below details the calculation of basic and diluted earnings per share for the periods indicated:

	(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$2,124	$803	$5,752	$3,758
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,354	12,036	12,246	12,011
Effect of dilutive securities:
Stock options and restricted stock	874	1,041	804	1,037
Denominator for diluted net income per share - weighted-average outstanding shares	13,228	13,077	13,050	13,048

Net income per share - basic	$0.17	$0.07	$0.47	$0.31
Net income per share - diluted	$0.16	$0.06	$0.44	$0.29

11. Commitments and Contingencies

Contractual obligations as of June 30, 2020

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$44,500	$—	$—	44,500	$—
Facility leases	31,313	3,100	6,415	6,329	15,469
Equipment operating leases	100	34	44	22	—
Total obligations	$75,913	$3,134	$6,459	$50,851	$15,469

Worker's compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2020 and September 30, 2019 was $4.9 million and $4.0 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three and nine months ended June 30, 2020 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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
•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences;

The following table summarizes the revenues by market for the nine months ended June 30, 2020 and 2019, respectively:

	(in thousands)
	Nine Months Ended
	June 30,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense/VA	$75,353	48%	$70,026	66%
Human Services and Solutions	31,563	20%	29,421	28%
Public Health/Life Sciences	51,579	32%	6,761	6%
Total revenue	$158,495	100%	$106,208	100%

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

Major Customers

Our two largest customers are HHS and the VA. The following table summarizes the revenues by customer for the nine months ended June 30, 2020 and 2019, respectively:

	(in thousands)
	Nine Months Ended
	June 30,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$74,402	47%	$68,563	65%
Department of Health and Human Services	73,263	46%	34,987	33%
Customers with less than 10% share of total revenue	10,830	7%	2,658	2%
Total revenue	$158,495	100%	$106,208	100%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent revenues of approximately $41.8 million and $39.6 million for the nine months ended June 30, 2020 and 2019, are currently operating under extensions through October 2020. The customer has indicated their intent to further extend the contract through fiscal 2021.

As previously reported, a single renewal request for proposal (“RFP”) had been issued for the nine (9) pharmacy contracts that required the prime contractor be a service-disabled veteran owned small business (“SDVOSB”), which would have precluded us from bidding on the RFP as a prime contractor. We had joined a SDVOSB team as a subcontractor to respond to this RFP. However, the government has canceled the previously issued RFP for these contracts. The government has neither indicated nor announced its future procurement strategy. Due to the time required to conduct a procurement process, we expect these contracts to be further extended.

The remaining seven contracts for logistics services, which represent approximately $32.6 million and $29.0 million of revenues for the nine months ended June 30, 2020 and 2019, have been extended through June 2021. A renewal RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder, with preference given to a SDVOSB prime contractor. The Company has joined a SDVOSB team to respond to this RFP. We believe that these contracts will be extended during the procurement process. The government has not provided any updated guidance with respect to this procurement.

The Company's contract with HHS in support of its Head Start program generated $26.8 million and $28.6 million of its revenue for the nine months ended June 30, 2020 and 2019, respectively. This contract was awarded on a time and materials basis and provided for a base period and four option periods for a total term of five years through April 2020. We have received a fully funded contract extension through August 2020. The customer issued an RFP during the quarter. The Company submitted a proposal to the RFP. It is expected that the government will announce an award determination during the next fiscal quarter.

We remain dependent upon the continuation of our relationships with the VA and HHS. Our results of operations, cash flows, and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them was to be materially reduced.

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At June 30, 2020, our total backlog was approximately $384.7 million compared to $414.1 million as of September 30, 2019.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At June 30, 2020, our funded backlog was approximately $95.5 million, and our unfunded backlog was $289.2 million.

Forward Looking Business Trends

COVID-19 Impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. While the pandemic has had minor offsetting impacts due to social distancing and travel restrictions, we do not expect material impacts from COVID-19 in this fiscal year.

The pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and were able to broadly maintain our operations. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we expect to execute on a remainder of our contracts through remote and teleworking arrangements. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue our operations during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated.

Due to our ability to continue to perform under our contracts and our cash flow generation, we do not presently expect liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our term loan and have access to a revolving line of credit to meet any short-term cash needs that cannot be funded by operations. Due to our reduction in term loan principal, we do not have a scheduled amortization payment until September 2023. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Federal budget outlook for 2021:

Department of Veterans Affairs health spending trends:

The VA is requesting a total budget of $243.3 billion, an increase in fiscal 2021 of 10.2% above the fiscal 2020 budget. The budget increase focuses on several key veteran health initiatives to include telehealth and mental health. For these initiatives the VA has requested budgets of $1.3 and $10.3 billion, respectively. These requests represent an approximately 27% and 7% increase from fiscal 2020. We believe our capabilities and service delivery models are aligned with our customers growth initiatives

Department of Health and Human Services spending trends:

Over the past two government fiscal years, spending on health care initiatives has increased and is expected to increase in fiscal 2021 to $1.4 trillion. HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services.

The National Institutes of Health ("NIH"), a part of HHS, is asking for approximately $8.8 billion to fund new COVID-19 projects. These projects will focus not only on vaccines and other treatments, but will also evaluate the societal impacts of the disease. We believe our capabilities and past performance are well aligned with the service sought under this budget increase.

Results of Operations for the three months ended June 30, 2020 and 2019

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	June 30, 2020		June 30, 2019		Change
Revenue	$51,459	100.0%	$38,700	100.0%	$12,759
Cost of operations:
Contract costs	39,615	77.0%	30,038	77.6%	9,577
General and administrative costs	6,323	12.3%	4,811	12.4%	1,512
Acquisition costs	—	—%	1,247	3.2%	(1,247)
Depreciation and amortization	1,721	3.3%	914	2.4%	807
Total operating costs	47,659	92.6%	37,010	95.6%	10,649
Income from operations	3,800	7.4%	1,690	4.4%	2,110
Interest expense, net	813	1.6%	562	1.5%	251
Income before income taxes	2,987	5.8%	1,128	2.9%	1,859
Income tax expense	863	1.7%	325	0.8%	538
Net income	$2,124	4.1%	$803	2.1%	1,321
Net income per share - basic	$0.17		$0.07		$0.10
Net income per share - diluted	$0.16		$0.06		$0.10

Revenue

Revenue for the three months ended June 30, 2020 was $51.5 million, an increase of $12.8 million or 33.0% over the prior year period. The increase in revenue is due primarily to the inclusion of Social & Scientific Systems, Inc. ("S3") for the full quarter in the current year.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended June 30, 2020, contract costs increased by approximately $9.6 million, principally due to the addition of S3.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $1.5 million primarily from the inclusion of S3 and increased business development costs, offset by increased operational leverage.

For the three months ended June 30, 2020, depreciation and amortization costs were approximately $0.5 million and $1.2 million, respectively, as compared to approximately $0.3 million and $0.6 million for the prior fiscal year period. The increase of $0.8 million was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes items such as, interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended June 30, 2020 and 2019, interest expense was approximately $0.8 million and $0.6 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of S3.

Income Tax Expense

For the three months ended June 30, 2020 and 2019, DLH recorded a $0.9 million and $0.3 million provision for tax expense, respectively. The effective tax rate for the three months ended June 30, 2020 and 2019 was 29%.

Results of Operations for the nine months ended June 30, 2020 and 2019

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change
Consolidated Statement of Income:	June 30, 2020		June 30, 2019		$
Revenue	$158,495	100.0%	$106,208	100.0%	$52,287
Cost of Operations:
Contract Costs	123,895	78.2%	82,744	77.9%	41,151
General and administrative expenses	18,497	11.7%	13,462	12.7%	5,035
Acquisition costs	—	—%	1,391	1.3%	(1,391)
Depreciation and amortization	5,340	3.4%	2,037	1.9%	3,303
Total operating costs	147,732	93.2%	99,634	93.8%	48,098
Income from operations	10,763	6.8%	6,574	6.2%	4,189
Interest	2,659	1.7%	1,284	1.2%	1,375
Income before income taxes	8,104	5.1%	5,290	5.0%	2,814
Income tax expense, net	2,352	1.5%	1,532	1.4%	820
Net income	$5,752	3.6%	$3,758	3.5%	$1,994

Net income per share - basic	$0.47		$0.31		$0.16
Net income per share - diluted	$0.44		$0.29		$0.15

Revenue

Revenue for the nine months ended June 30, 2020 was $158.5 million, an increase of $52.3 million or 49.2% over the prior year period. The increase in revenue is due primarily to the inclusion of revenue from S3 for the full year, as well as increased volume in legacy contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the nine months ended June 30, 2020, contract costs increased by approximately $41.2 million principally due to the addition of S3.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the same period in the prior fiscal year by $5.0 million primarily from the inclusion of S3. As a percent of revenue, general and administrative costs decreased due to improved operating leverage derived from an expanded business base.

For the nine months ended June 30, 2020, depreciation and amortization costs were approximately $1.7 million and $3.6 million, respectively, as compared to approximately $0.5 million and $1.5 million for the prior fiscal year period. The increase of $3.3 million was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the nine months ended June 30, 2020 and 2019, interest expense, net was approximately $2.7 million and $1.3 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of S3.

Income Tax Expense

For the nine months ended June 30, 2020 and 2019, DLH recorded a $2.4 million and $1.5 million provision for tax expense, respectively. The effective tax rate for the nine months ended June 30, 2020 and 2019 was 29%.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three and nine months ended June 30, 2020 was approximately $5.5 million and $16.1 million, respectively. The increase of approximately $2.9 million and $7.5 million from the same periods in the prior fiscal year was principally due to the contribution of S3, improved operating leverage achieved through the expansion of the Company's business base, and volume growth in legacy contracts.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$2,124	$803	$5,752	$3,758
(i) Interest expense, net	813	562	2,659	1,284
(ii) Provision for taxes	863	325	2,352	1,532
(iii) Depreciation and amortization	1,721	914	5,340	2,037
EBITDA	$5,521	$2,604	$16,103	$8,611

In fiscal 2019, the Company incurred $1.4 million of acquisition-related expenses during the nine months ended June 30, 2019 for the acquisition of S3. The Company is excluding acquisition-related expenses from this measure because they were incurred as a result of a specific event, do not reflect the costs of our operations, and can affect the period-over-period assessment of operating results. In addition, we are including net income adjusted for the acquisition of S3, in total and on a per share basis, presented on a tax-effected basis. We are reporting this non-GAAP metric to demonstrate the impact of these events.

Reconciliation of GAAP net income to net income adjusted for the effect of the acquisition costs, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Net income	$2,124	$803	$1,321	$5,752	$3,758	$1,994
Acquisition costs	—	1,247	(1,247)	—	1,391	(1,391)
Tax effect of excluding acquisition costs	—	(362)	362	—	(403)	403
Net income adjusted for acquisition costs	$2,124	$1,688	$436	$5,752	$4,746	$1,006

Net income per diluted share	$0.16	$0.06	$0.10	$0.44	$0.29	$0.15
Impact of acquisition costs	—	0.07	(0.07)	—	0.08	(0.08)
Net income per diluted share adjusted for acquisition costs	$0.16	$0.13	$0.03	$0.44	$0.37	$0.07

These non-GAAP measures of performance are used by management to conduct and evaluate its business during its review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We believe that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance.

Liquidity and capital management

As of June 30, 2020, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2020 we have $19.3 million of available borrowing capacity on the revolving line of credit and no balance outstanding as of such date.

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

A summary of the change in cash and cash equivalents is presented below:

	Nine Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$10,707	$11,153
Net cash used in investing activities	(152)	(66,549)
Net cash (used in) provided by financing activities	(11,687)	55,046
Net change in cash and cash equivalents	$(1,132)	$(350)

For the nine months ended June 30, 2020, the Company generated $10.7 million in cash flows from operations.

Cash used in investing activities during the nine months ended June 30, 2020 was $0.2 million, mainly for the purchase of capital assets. In the same period during the prior fiscal year, we entered a credit facility, which included a $70 million term loan, to finance the S3 acquisition.

Cash used in financing activities was $12 million during the nine months ended June 30, 2020. We made net repayments under our credit facility of $11.5 million during the nine months ended June 30, 2020. In the same period during the prior fiscal year, we executed the acquisition of S3 and entered a $70 million term loan.

Credit Facility

A summary of our secured loan facility for the period ended June 30, 2020 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$44.5	million	LIBOR* + 3.5%	June 7, 2024
Secured revolving line of credit $25 million ceiling (b)	$—	million	LIBOR* + 3.5%	June 7, 2024

*LIBOR rate as of June 30, 2020 was 0.17%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

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

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of June 7, 2024. The Company has accessed funds from the revolving credit facility during the quarter, but had no balance outstanding at June 30, 2020.
The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 of the consolidated financial statements.

Contractual Obligations as of June 30, 2020

		Payments Due by Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$44,500	$—	$—	$44,500	$—
Facility Leases	31,313	3,100	6,415	6,329	15,469
Equipment operating leases	100	34	44	22	—
Total Obligations	$75,913	$3,134	$6,459	$50,851	$15,469

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates. Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 4 "Significant Accounting Policies" in this Quarterly Report on Form 10Q or Note 7 of the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2019, as well as the discussion under the caption “Critical Accounting Policies and Estimates” therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended June 30, 2020.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.1 million per year. As of June 30, 2020, the interest rate on the floating interest rate debt was 4.5%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home (as described above in the Management Discussion & Analysis, this has resulted in minor delays in our provision of services) and any closures of our and our clients’ offices and facilities, particularly at our pharmacy distribution centers. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. For example, we expect that the U.S. government fiscal year 2021 budget cycle may be delayed as the U.S. government focuses its attention on mitigating the impact of COVID-19, which could result in a re-evaluation of spending levels and priorities. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

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

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1#	Employment Offer Letter between the Company and Jeanine M. Christian				X

10.2#	Employment Offer Letter between the Company and Jacqueline S. Everett				X

10.3#	Change in Control, Severance and Covenant Agreement between the Company and Jeanine M. Christian				X

10.4#	Change in Control, Severance and Covenant Agreement between the Company and Jacqueline S. Everett				X

10.5#	Letter Agreement dated July 15, 2020 between the Company and Kevin H. Beverly				X

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101	The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.				X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: August 5, 2020