Form 10-K
period 2020-09-30
DLH Holdings Corp.
filed 2020-12-07
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2020, was $28,949,753.
As of December 3, 2020 there were 12,531,906 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2020.

PART I

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that DLH Holdings Corp and its subsidiaries (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the following: the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and its impact on the economy and demand for our services, are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the failure to achieve the anticipated benefits of recent acquisitions (including anticipated future financial operating performance and results); diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new services; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of recent and any future acquisitions; and the other risk factors set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K and in our other SEC filings. The forward-looking statements included herein apply only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing, except as may be required by law.

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. is a provider of technology-enabled business process outsourcing, program management solutions, and public health research and analytics; primarily focused to improve and better deploy large-scale federal health and human service initiatives. The Company derives 98% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"). Incorporated in New Jersey in 1969, the Company contracts with its government customers through its subsidiaries.

In recent years we have successfully completed acquisitions to increase future organic growth, diversify our customer base, and to expand into adjacent markets. On September 30, 2020, we acquired Irving Burton Associates, LLC ("IBA") and in June 2019 we acquired Social & Scientific Systems, Inc. ("S3")

Our business offerings are aligned to three market focus areas within the federal health services market space.
•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences

Defense and Veterans’ Health Solutions: DLH provides critical healthcare, technology, and logistics solutions to the VA, Defense Health Agency ("DHA"), Tele-medicine and Advanced Technology Research Center ("TATRC"), Navy Bureau of Medicine and Surgery, and Army Medical Research and Material Command ("MRDC").

The VA is responsible for delivering medical, educational, financing and other life event services to an estimated 20.3 million veterans. There are over 9 million veterans enrolled in the VA health care program which provides services that include the distribution of prescription drugs from the network of regional processing centers. We are at the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, earning the JD Powers evaluation of mail order pharmacies for each of the past nine years. Further, we have supported the VA's efforts to broaden its abilities to reach veterans and their families through telemedicine technology and practices.

The DHA is a joint, integrated combat support agency whose mission is to provide a medically ready force to the Army, Navy, and Air Force. To execute this mission the DHA supports the delivery of integrated, affordable and high quality health services to the armed forces. We support their mission by providing leading technology-enabled solutions and services. These solutions and services encompass new capabilities at the forefront of technology to include artificial intelligence, machine learning, heath informatics, and robotics.

Human Services and Solutions: Our customers support local communities by promoting economic, educational, and social well-being of children. The mission extends to international communities through the prevention of epidemic diseases, response to natural disasters, and development of local economies. We support our customers by providing a wide range of services and solutions to HHS, the Department of Homeland Security ("DHS"), and the Department of State ("State"). Our range of services support the critical missions of these agencies and their respective operating divisions, to include the Office of Head Start ("OHS"), Administration for Children and Families ("ACF") and the United States Agency of International Development ("USAID"). In this market, we combine subject matter expertise with our experience in information technology and analytics to provide large-scale program monitoring and evaluation; electronic medical records migration; data collection and management; and nutritional and social health assessments. Additionally, we also provide large-scale data analytics as well as enterprise-level IT system architecture design, migration planning, and ongoing management of system implementation and capacity building using experienced subject matter experts and project management resources.

Public Health and Life Sciences: In this market, our customers support national interests by ensuring and enhancing our capability to fight diseases, respond to national and regional medical crises, and support the administration of providing health care benefits to senior and at-risk members of our communities. In support of this mission, we provide services to multiple operating divisions within HHS, including National Institutes of Health ("NIH"), the Center for Disease Control and Prevention ("CDC"), and Centers for Medicare and Medicaid Services ("CMS"). Many of these agencies are engaged to combat the COVID-19 pandemic in a variety of capacities.

Our services include clinical trials, epidemiology studies, advancing disease prevention methods and health promotion to underserved and at-risk communities. We deliver our services through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and research methodologies.

The following table summarizes the revenues by market for the year ended September 30, 2020 and 2019, respectively:

	(in thousands)
	Year Ended
	September 30,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense/VA	$101,656	49%	$93,412	58%
Human Services and Solutions	40,962	20%	40,679	25%
Public Health/Life Sciences	66,567	31%	26,300	17%
Total revenue	$209,185	100%	$160,391	100%

Irving Burton Associates, LLC Acquisition

On September 30, 2020, the Company acquired Irving Burton Associates, LLC ("IBA"), a leading provider of innovative healthcare research, services and solutions to the federal government. IBA specializes in artificial intelligence, IT and program management support, application modernization, and digital transformation. IBA expands our ability to provide complementary services across multiple government markets including the Defense Health Agency ("DHA"), and the United States Army Medical Research and Development Command ("MRDC"). Further, IBA holds a top secret facility clearance and roughly half of their approximately 115 employees hold a security clearance. Their unique set of capabilities, certifications and skill sets are expected to expand our reach into the military healthcare community.

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

Our Infinibyte® Cloud solution has achieved FedRamp ready status, further enhancing our ability to demonstrate our technical expertise and offer our customers a secure cloud environment. We have invested in agile software development credentials for our technical staff, and have achieved Capability Maturity Model Integration (CMMI) level 3. We believe that these qualifications will further enhance our value propositions for current programs, as well as future business we pursue. In addition, we continue to build upon our heritage of excellent customer satisfaction in support of key federal programs. We have achieved Joint Commission certification for the safety and quality of our healthcare services delivery against national standards. These nationally recognized best practices certifications demonstrate our commitment to continuous improvement and performance excellence that is critical to our organic growth objectives.

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 92% of our revenue;

•strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past nine years; and

•targeted expansion in critical national priority markets with Federal budget stability to include public health and epidemiological support related to COVID-19.

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (70%), cost reimbursable contracts (28%) and the remaining are firm fixed price contracts (2%). We also provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration (GSA) schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for multi-year periods.
Major Customers
A major customer is defined as a customer from whom we derive at least 10% of our revenues. Our two largest customers are the VA and HHS. The following table summarizes the revenues by customer for the year ended September 30, 2020 and 2019, respectively:

	(in thousands)
	Year Ended
	September 30,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$100,204	48%	$91,949	57%
Department of Health and Human Services	95,026	45%	62,000	39%
Customers with less than 10% share of total revenue	13,955	7%	6,442	4%
Total revenue	$209,185	100%	$160,391	100%

Major Contracts

The revenue attributable to the VA customers was derived from 16 separate contracts for our performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent approximately $56.5 million and $52.5 million for the years ended September 30, 2020 and 2019, are currently operating under a bridge contract through October 2021.

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

The remaining seven contracts for logistics services, which represent approximately $43.7 million and $39.4 million for the years ended September 30, 2020 and 2019, have been extended to June 2021. A renewal RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder. The RFP initially included award preference for a SDVOSB prime contractor. The government has since removed that preference thereby making the procurement a full and open acquisition, which allows for us to be evaluated as the prime contractor.

Our contract with HHS in support of the Head Start program generated $32.4 million and $37.6 million revenue for the years ended September 30, 2020 and 2019, respectively. We were recently awarded a new contract to continue our long standing relationship with the Office of Head Start. This contract is on a time and materials basis and consists of a base period and four option periods through April 2025.

Backlog

Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that we believe to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, our major customers have historically exercised their contractual renewal options. At September 30, 2020, our total backlog was approximately $688.4 million compared to $414.1 million as of September 30, 2019, reflecting current year activity as well as the impact of the IBA acquisition.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2020, our funded backlog was approximately $121.3 million and our unfunded backlog was $567.1 million.
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

We built Infinibyte® Cloud as a platform-as-a-service cloud computing offering. It delivers a platform to U.S. government agencies, enabling them to develop, run, and manage applications without the need to build and maintain the underlying infrastructure. Infinibyte Cloud provides the networks, servers, storage, operating systems, middleware, databases, and other services for hosting government applications and data. Infinibyte Cloud is currently in process for FedRAMP, the government’s rigorous security compliance framework which provides a standardized approach to security assessment, authorization, and continuous monitoring for cloud service providers who host services used by the U.S. government, authorization and has received ready status. The solution is currently available on the FedRAMP marketplace.

Our competitors include operating units within, among others: Booz Allen Hamilton Holding Corp., CACI International, Inc., ICF International, Inc., Leidos Holdings, Inc., Mantech International Corp., MAXIMUS, Inc., UnitedHealth Group, Inc. operating under Optum, VSE Corporation, and Westat, Inc.

We compete with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes resulting in highly competitive proposals and a solid track record of past performance. We believe that our proprietary tools and processes, including e-PRAT® and SPOT-m®, along with our Infinibyte® cloud-based management system differentiate us from our competitors. We compete for awards through a full and open competition on a best-value basis. We draw heavily from our consistently high-quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to compete. We believe that our track record, knowledge and processes with respect to government contract bidding represent significant competitive advantages. Further, we believe that the range and depth of educational experience and professional credentials and certifications held by our employees allows us to deploy highly-qualified teams to implement solutions to address the needs of our customers. Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted clients (both government and industry partners).

Additionally, the Federal government may elect to restrict certain procurements, including renewals of our current contracts, to bidders that qualify for certain special statuses such as veteran owned, small, or small disadvantaged businesses. For those procurements, we would be limited to a subcontractor role.

Intellectual Property

Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We hold the registered trademarks, e-PRAT® and SPOT-m®, for our offerings that optimize resource allocation and supply chain management processes in connection with our business process management services, as well as the registered trademark, Infinibyte®, for our cloud-based solution. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

Government Regulation
Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many federal and state laws materially affect our operations. These laws relate to ethics, labor, tax, and employment matters. As any employer is, we are subject to federal and state statutes and regulations governing their standards of business conduct with the government, including that government contracts typically contain provisions permitting government clients to terminate contracts without cause with limited notice or compensation. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through its corporate membership with the Professional Services Council and other affiliations, we monitor proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, we cannot predict with certainty the nature or direction of the development of Federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.
Human Capital Management and Employee Relations
As of September 30, 2020, we employed over 2,200 employees performing in over 30 locations throughout the U.S. and one location overseas. Management believes that it has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.

We seek to attract and retain the best people by providing them with opportunities to grow, build skills, and be appreciated for their contributions as they work to serve our clients. Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement a top priority will help us provide high quality insights and information to our clients.

To facilitate talent attraction and retention, we strive to make DLH a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.

At DLH, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with flexible and convenient health and wellness programs, including competitive benefits arrangement to address healthcare needs, including health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having our employees work from home when possible and implementing additional safety measures for employees continuing critical on-site work.

We provide competitive compensation programs to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses, stock awards, and participation in a 401(k) Plan. We have used targeted equity-based grants with performance-based vesting conditions to facilitate retention of personnel. We also invest in talent development initiatives, to include industry-leading learning management, professional credentialing, and applicant tracking systems. These will further enhance our highly qualified employee base and augment our efforts to infuse top talent into our operations through world-class recruiting and talent management tools.
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
ITEM 1A. RISK FACTORS
As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and the Industry in which we Compete
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, we derive 98% of our revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2020 and 2019. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts.

We remain dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. There can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, or that we will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA for the provision of services to its CMOP operations are currently subject to renewal solicitations. We believe that our strong working relationships and effective service delivery support ongoing performance for the terms of the contracts and recompete efforts as a prime or subcontractor. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if were to lose any of our material current contracts, or if the amount of services we provide to them materially reduced.

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

Our growth into government markets may be impacted by measures in place since March 2013, when the federal government began operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021. In February 2018, the Bipartisan Budget Act of 2018 (the “2018 Budget Act”) was signed into law, which increased the caps on defense and non-defense discretionary spending for the government’s 2018 and 2019 fiscal years. In late July 2019, Congress passed the Bipartisan Budget Act of 2019 (BBA 2019), which increased the caps for defense and non-defense spending for fiscal 2020 and 2021, established discretionary spending caps for fiscal 2020 and 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. Subsequently, in December 2019, Congress passed two appropriations bills totaling $1.4 trillion for the 2020 fiscal year; on December 20, 2019, both bills were signed into law.

We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations. VA programs, which accounted for approximately 48% and 57% of Company revenue for the years ended September 30, 2020 and 2019, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

While we view the budget environment as stable under BBA 2019 and believe there is bipartisan support for continued investment in the areas of defense and national security, the government is currently operating under a continuing resolution (a CR) which expires December 11, 2020. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

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

Our business may suffer if we or our employees are unable to obtain and maintain the necessary security clearances or other qualifications required to perform services for our clients.

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

At September 30, 2020, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Our earnings and margins may vary depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

At September 30, 2020, we had net operating losses carryforwards, or NOLs, of approximately $7.4 million for U.S. Federal tax purposes. Our U.S. NOLs begin to expire in 2030 and continue to expire through 2033. Based upon our current estimate of future taxable earnings, we expect to fully utilize these NOLs; however future taxable income may vary significantly from our current estimate.

Additionally, changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Consistent with guidance from the SEC, our financial statements reflect our estimates of the tax effects of the current tax laws and regulation.

Our results of operations could in the future be materially adversely impacted by global, macroeconomic events, such as the coronavirus pandemic (COVID-19), and the response to contain it.

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home (as described below in the Management Discussion & Analysis, this has resulted in certain delays in our provision of services and postponements of project work requiring travel) and any closures of our and our clients’ offices and facilities, particularly at our pharmacy distribution centers. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. For example, we expect that the U.S. government fiscal year 2021 budget cycle may be delayed as the U.S. government focuses its attention on mitigating the impact of COVID-19, which could result in a re-evaluation of spending levels and priorities. The pandemic may cause reduced demand for certain services we provide, particularly if its results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

Risks Relating to Our Information Technology Systems and Intellectual Property

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

Failure to adequately protect, maintain, or enforce our rights in our intellectual property may adversely limit our competitive position.

We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our trademarks and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position.

We may face from time to time, allegations that we or a supplier or customer have violated the intellectual property rights of third parties. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected.
Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing intellectual property, pay damages, enter into royalty or licensing agreements, cease utilizing certain products or services, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

Risks Relating to Acquisitions

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

We may encounter other risks in regard to making acquisitions, including:

•increased competition for acquisitions may increase the costs of our acquisitions;

•non-discovery or non-disclosure of material liabilities during the due diligence process, including omissions by prior owners of any acquired businesses or their employees in complying with applicable laws or regulations, or their inability to fulfill their contractual obligations to the federal government or other customers; and

•acquisition financing may not be available on reasonable terms or at all.

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

We have obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein.

Risks Relating to Our Outstanding Indebtedness

We have incurred debt in connection with acquisitions and we must make the scheduled principal and interest payments on the facility and maintain compliance with other debt covenants.

On September 30, 2020, we entered into an amended and restated credit agreement with First National Bank of Pennsylvania and certain other lenders (the “Credit Agreement”). The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions, including limitations on: granting liens; incurring other indebtedness; disposing assets; making investments in other entities; and completing other mergers and consolidations. Also, the Credit Agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement also requires prepayments of a percentage of excess cash flow. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness. The loan agreement provides for customary events of default, including, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties. If we are unable to make the scheduled principal and interest payments on the Credit Agreement or maintain compliance with other debt covenants, we may be in default under the loan agreement, which if not waived, could cause our debt to become immediately due and payable and enable the lenders to enforce their rights under the Credit Agreement. Such an event would likely have a material adverse effect on our business, financial condition and results of operations.

In addition, a transition away from the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Agreement. The indebtedness outstanding under the Credit Agreement initially incurs interest based on LIBOR. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of calendar year 2021. Although our Credit Agreement provides for an alternative base rate, the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

Risks Relating to Our Corporate Structure and Capital Stock

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

To the extent that options and warrants are exercised or the restricted stock units vest, dilution to our shareholders will occur. We cannot foresee the impact of any potential sales of our common shares on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares would be adversely affected. It is also unclear whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by those securities. To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by those securities.

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

The provisions of our Articles of Incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

•require certain supermajority votes; and

•establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders' proposals to be considered at shareholders' meetings.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval.

As of September 30, 2020, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 44% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 31% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

General Business Risks

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

We are exposed to legal proceedings, investigations and disputes. In addition, in the ordinary course of our business we may become involved in legal disputes regarding personal injury or employee disputes. While we provide for these types of incidents through commercial third-party insurance carriers, we often defray these types of cost through higher deductibles. Any unfavorable legal ruling against us could result in substantial monetary damages by losing our deductible portion of carried insurance. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.

We are dependent upon certain of our management personnel and do not maintain "key personnel" life insurance on our executive officers.

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2020, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2020, we operate six locations in the United States and one location in Kampala, Uganda; occupying a total of approximately 122 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, we presently maintain a National Capital Region office in Silver Spring, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. Our leases expire between 2021 and 2031.
For the fiscal year ended September 30, 2020, the Company's total lease expense was approximately $4.2 million. See Note 6. Leases in the Consolidated Financial Statements contained in the Annual Report on Form 10-K for additional information regarding our lease commitments.

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
Approximate Number of Equity Security Holders
As of September 30, 2020, there were 12,404,406 shares of common stock outstanding held of record by approximately 91 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of September 30, 2020, the Company estimates that there are approximately 1,300 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2020. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,129,000	$6.14	883,958

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2020. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

We are a provider of technology-enabled business process outsourcing and program management solutions, and public health research and analytics; primarily focused to improve and better deploy large-scale federal health and human service initiatives. We derive 98% of our revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD").

On September 30, 2020, we acquired Irving Burton Associates, LLC (“IBA”) for the base purchase price of $32.0 million in cash. We funded the purchase price and the costs and expenses of the acquisition through funds received under our amended and restated credit agreement, as described in greater detail below. IBA provides research, systems development, and other technology-enabled solutions to the DHA, the Telemedicine & Advanced Technology Research Center of the US Army’s Medical Research and Development Command, and other agencies within the DoD. IBA maintains a top-secret facility clearance, and its defense contracts provide for a range of health IT services including digital transformation, data analytics, cybersecurity, and artificial intelligence

Our business offerings are aligned to three market focus areas within the federal health services market space.

•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences.

Major Customers
Our largest customer is the VA, which comprised approximately $100.2 million and $91.9 million of revenue for the years ended September 30, 2020 and 2019, respectively. Our second largest customer, HHS, comprised approximately $95.0 million and $62.0 million of revenue for the years ended September 30, 2020 and 2019, respectively. We remain dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA are currently subject to renewal solicitations.

Forward Looking Business Trends:

Our mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Our primary focus within the defense agency markets include military service members' and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets includes healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at-risk populations. We believe these business development priorities will position the Company to expand within top national priority programs and funded areas.

Federal budget outlook for fiscal 2021:

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

In July 2019, White House and Congressional budget negotiators reached an agreement on a two-year budget deal that would increase current spending caps by $320 billion and suspends the debt ceiling through mid-2021. The budget allocates additional spending to defense and non-defense programs. In late July 2019, Congress passed the Bipartisan Budget Act of 2019, which increased the caps for defense and non-defense spending for fiscal 2020 and 2021, established discretionary spending caps for fiscal 2020 and 2021, and suspended the national debt limit through July 2021. On August 2, 2019, the President signed the measure into law. Subsequently, in December 2019, Congress passed two appropriations bills totaling $1.4 trillion for the 2020 fiscal year; on December 20, 2019, both bills were signed into law.

While Congress has not completed the final appropriation bills for the government’s 2021 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution (CR), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. While we view the budget environment as stable under BBA 2019 and believe there is bipartisan support for continued investment in the areas of defense and national security, the government is currently operating under a CR which expires December 11, 2020. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Our customer's missions have received broad support from the legislative and executive branches of the federal government. We expect that support to continue with the change of administration with amended and new priorities established by the President-Elect. As such, we do not anticipate or expect any significant changes to our operations as a result of the recent elections.

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

The VA is requesting a budget increase in fiscal 2021 of 10.2% above the fiscal 2020 budget, an increase of $22.5 billion. The budget increase focuses on several key veteran health issues to include several mental health initiatives. We believe the fiscal 2021 budget request supports our identified growth opportunities.

The VA is requesting a total budget of $243.3 billion, an increase in fiscal 2021 of 10.2% above the fiscal 2020 budget. The budget increase focuses on several key veteran health initiatives to include telehealth and mental health. For these initiatives the VA has requested budgets of $1.3 and $10.3 billion, respectively. These requests represent an approximately 27% and 7% increase from fiscal 2020. We believe our capabilities and service delivery models are aligned with our customers growth initiatives.

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

COVID-19 Impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. While the pandemic has had minor offsetting impacts during fiscal 2020 due to social distancing and travel restrictions, we do not expect material impacts from COVID-19 in this fiscal year.

The pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and were able to broadly maintain our operations. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we expect to execute on a remainder of our contracts through remote and teleworking arrangements. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue our operations during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated. To date we have experienced continuity in the majority of our work for our government clients. While there has been postponements of events and challenges around some project work requiring travel, overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue. It would be reasonable to expect some deterioration of certain client activities due to COVID-19. The longer the duration of the pandemic, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows. However, we also believe that we are likely to see additional demand from federal agencies such as the CDC and the NIH for our services.

Due to our ability to continue to perform under our contracts and our cash flow generation, we do not presently expect material liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our term loan and have access to a revolving line of credit to meet any short-term cash needs that cannot be funded by operations. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Results of Operations for Fiscal Year 2020 as Compared to Fiscal Year 2019

The following table summarizes, for the years indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended				Change in
Consolidated Statement of Operations:	September 30, 2020		September 30, 2019		$	% of Rev
Revenue	$209,185	100.0%	$160,391	100.0%	$48,794	—%
Cost of operations
Contract costs	163,596	78.2%	124,551	77.6%	39,045	0.6%
General and administrative costs	24,195	11.6%	20,525	12.8%	3,670	(1.2)%
Acquisition costs	930	0.5%	1,391	0.9%	(461)	(0.4)%
Depreciation and amortization	7,003	3.3%	3,956	2.5%	3,047	0.8%
Total operating costs	195,724	93.6%	150,423	93.8%	45,301	(0.2)%
Income from operations	13,461	6.4%	9,968	6.2%	3,493	0.2%
Interest expense, net	3,441	1.6%	2,473	1.5%	968	0.1%
Income before income taxes	10,020	4.8%	7,495	4.7%	2,525	0.1%
Income tax expense	2,906	1.4%	2,171	1.4%	735	—%
Net income	$7,114	3.4%	$5,324	3.3%	$1,790	0.1%
Net income per share - basic	0.58		0.44		0.14
Net income per share - diluted	0.54		0.41		0.14

Revenue

For the twelve months ended September 30, 2020 revenue was $209.2 million, an increase of $48.8 million or 30.4% over the prior year period. The increase is primarily due to the inclusion of Social & Scientific Systems, Inc. ("S3"), acquired in June 2019, for the full year in fiscal 2020.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the twelve months ended September 30, 2020, contract costs increased by approximately $39.0 million principally due to the growth in revenues.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid & proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year by $3.7 million to approximately $24.2 million primarily from the growth in revenues. Acquisition costs in 2020 were due to the IBA acquisition and include due diligence costs, such as legal and accounting fees.

For the year ended September 30, 2020, depreciation and amortization costs were approximately $2.2 million and $4.8 million, respectively, as compared to approximately $1.2 million and $2.7 million for the prior fiscal year, an aggregate increase of $3.0 million. The increase was principally due to the amortization of the acquired definite-lived intangible assets of S3.

Interest Expense, net

Interest expense, net, includes items such as, interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2020, interest expense, net, was $3.4 million compared to interest expense, net of $2.5 million in the prior year, an increase of approximately $1.0 million over the prior year period. The increase in interest expense was due to the new credit facility used to finance the acquisition of S3.

Income Tax Expense

Income tax expense for fiscal year ended September 30, 2020 was $2.9 million, an increase of approximately $0.7 million from the prior fiscal year. The effective tax rate for the fiscal years ending September 30, 2020 and 2019 was approximately 29%.

Non-GAAP Financial Measures for Fiscal 2020 and 2019

The Company uses EBITDA as a supplemental non-GAAP measures of our performance. The Company defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the year ended September 30, 2020 was approximately $20.5 million, an increase of approximately $6.5 million, or 47.0%, over the prior fiscal year. This increase was principally due to the contribution of S3 and effective management of general and administrative expenses.

For fiscal 2020 and fiscal 2019, our net income was impacted by transaction costs incurred as a result of the IBA and S3 acquisitions, respectively. In fiscal 2020, we incurred $1.0 million of acquisition-related expenses and in fiscal 2019, we incurred $1.4 million of acquisition-related expenses. We are excluding acquisition-related expenses from this measure because they were incurred as a result of specific events, do not reflect the costs of our operations, and can affect the period-over-period assessment of operating results. We are reporting this non-GAAP metric to demonstrate the impact of these events.

These non-GAAP measures of our performance are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and our Board utilize these non-GAAP measures to make decisions about the use of our resources, analyze performance between periods, develop internal projections and measure management's performance. We believe that these non-GAAP measures are useful to investors in evaluating our ongoing operating and financial results and understanding how such results compare with our historical performance. By providing this non-GAAP measure as a supplement to GAAP information, we believe this enhances investors understanding of our business and results of operations.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	(in thousands)
	Year Ended
	September 30,
	2020	2019	Change
Net income	$7,114	$5,324	$1,790
(i) Interest expense, net:	3,441	2,473	968
(ii) Provision for taxes	2,906	2,171	735
(iii) Depreciation and amortization	7,003	3,956	3,047
EBITDA	$20,464	$13,924	$6,540

Reconciliation of GAAP net income to net income adjusted for the effect of the acquisition costs, a non-GAAP measure:

	(in thousands)
	Year Ended
	September 30,
	2020	2019	Change
Net income	$7,114	$5,324	$1,790
Acquisition costs	930	1,391	(461)
Tax effect of excluding acquisition costs	(270)	(403)	133
Net income adjusted for acquisition costs	$7,774	$6,312	$1,462

Net income per diluted share	$0.54	$0.41	$0.13
Impact of acquisition costs, net	0.05	$0.08	(0.03)
Net income per diluted share adjusted for acquisition costs	$0.59	$0.49	$0.10

Liquidity and capital management

For the year ended September 30, 2020, the Company generated operating income of approximately $13.5 million and net income of approximately $7.1 million. Cash flows from operations totaled approximately $19.5 million and $18.0 million for the years ended September 30, 2020 and 2019, respectively. The increase in cash from operations was principally due to higher profitability.

We used $32.8 million and $67.5 million of cash in investing activities during fiscal 2020 and fiscal 2019, respectively. The cash utilized in each respective fiscal year was predominantly due to acquisitions, IBA in fiscal 2020 and S3 in fiscal 2019.

Cash provided by financing activities during the fiscal years ended September 30, 2020 and 2019 was approximately $12.9 million and $44.9 million, respectively. The activity in each fiscal year was primarily the sourcing of capital to fund acquisitions and early repayment of principal on our senior term loan. We entered into a $95 million credit facility entered on June 7, 2019 which included a $70.0 million term loan. During the year ended September 30, 2020, we had repayments of approximately $19.0 million under our credit facility. We amended and restated the credit facility on September 30, 2020 to acquire IBA. We expect to continue to use operating cash flow to pay outstanding debt.

A summary of the change in cash and cash equivalents is presented below:

	Year Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$19,451	$18,039
Net cash used in investing activities	(32,830)	(67,484)
Net cash provided by financing activities	12,946	44,880
Net change in cash and cash equivalents	$(433)	$(4,565)

Sources of cash and cash equivalents

As of September 30, 2020, our immediate sources of liquidity include cash and cash equivalents of approximately $1.4 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of September 30, 2020, we had unused borrowing capacity of $24.8 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing as of September 30, 2020 is as follows:

	($ in Millions)
	As of September 30, 2020
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$70.0	LIBOR* + 3.5%	09/30/25
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 3.5%	09/30/25

*LIBOR rate as of September 30, 2020 was 0.16%. As of September 30, 2020, our LIBOR rate is subject to a minimum floor of 0.5%. The floor affects interest payments for the periods after September 30, 2020.

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 3.75:1.0 to 2.75:1.0 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. The term loan has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio. We are in compliance with all loan covenants and restrictions.

We are required to pay quarterly amortization payments commencing in December 2020 through September 2025. The annual amount of principal amortization is based on a percentage of the loan balance at September 30, 2020. The annual amortization amounts are $7.0 million for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are in equal installments. In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. For additional information regarding the schedule of future payment obligations, please refer to Note 11 Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations and the minimum LIBOR floor. On the notional amount, the Company pays a fixed rate of 1.61%, plus applicable credit spread. As a result, for the year ended September 30, 2020, interest expense increased by less than $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the year, but has no outstanding balance at September 30, 2020.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2020, was $24.8 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

Contractual Obligations as of September 30, 2020

		Payments Due By Period
Contractual obligations		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$70,000	$7,000	$15,750	$47,250	$—
Facility leases	31,002	3,317	6,710	6,291	14,684
Equipment operating leases	309	91	166	52	—
Total Obligations	$101,311	$10,408	$22,626	$53,593	$14,684

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements as of September 30, 2020 or subsequent to, or upon the filing of our consolidated financial statements in our Annual Report as defined under SEC rules.

Effects of Inflation

Inflation and changing prices have not had a material impact on the Company’s net revenues, results of operations, and cash flows as inflation has generally been limited. However, the Company has been able to modify its prices and cost structure to respond to inflation and changing prices as needed and expects to be able to do so in future periods.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and lease liabilities, valuation allowances established against deferred tax assets, measurement of loss development on workers' compensation claims. In addition, the Company estimates overhead charges and allocates such charges throughout the year. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 4 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

Refer to Note 5 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for discussion relative to the Company's revenue recognition in accordance with ASC-606.

Long-Lived Assets

Our long-lived assets include equipment and improvements, right-of-use assets, intangible assets, and goodwill. The Company continues to review its long-lived assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

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

Right-of-use assets are measured at the present value of future minimum lease payments, including all probable renewals, plus lease payments made to the lessor before or at lease commencement and indirect costs, less incentives received. Our right-of-use assets include long-term leases for facilities and equipment and are amortized over their respective lease terms.

Intangible assets are originally recorded at fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2020, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2020, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which did not have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes it has adequate sources of taxable income to fully utilize its net operating loss carryforwards before their expiration. The Company recorded no valuation allowance as of September 30, 2020 and September 30, 2019, respectively.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo binomial and Black Scholes option pricing models to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in this Annual Report, and we incorporate such discussion by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 7A, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. The Company has determined that a 1.0% increase to the LIBOR rate would impact our interest expense by $0.2 million per year. As of September 30, 2020, the interest rate was 3.66%.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of our fiscal year ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2020. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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
(a)(1)  Financial Statements
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

2.2
Equity Purchase Agreement among DLH Holdings Corp., Irving Burton Associates, LLC, Project Insight Holdings, Inc., the Owners of the Seller and Anna L. Ryan as the Sellers' Representative (filed as Exhibit 2.1 to Current Report on Form 8-K filed October 6, 2020).

3.1		Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).
3.2		Amended and Restated By-Laws of Registrant adopted as of August 27, 2020 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed August 31, 2020).
3.3
Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

3.4		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.5		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Form of Warrant issued to Subordinated Lenders (filed as Exhibit 4.4 to Current Report on Form 8-K filed May 6, 2016).
4.3	*	Description of Securities.
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.3	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.4		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.5	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).
10.6	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated December 29, 2017).
10.7	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.8		Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 4, 2016).
10.9	#
Change in Control, Severance and Covenant Agreement with Helene Fisher, dated June 4, 2018 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 6, 2018).

10.10
Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2019).

10.11
First Amendment to Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2019).

10.12
Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2020).

10.13	#	Employment Agreement between the Company and Zachary C. Parker dated October 11, 2019 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 17, 2019).
10.14	#	Employment Offer Letter with Kevin Beverly dated October 18, 2019 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 22, 2019).

10.15	#	Change in Control, Severance and Covenant Agreement with Kevin Beverly dated October 18, 2019 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 22, 2019).
10.16	#	Form of Restricted Stock Unit for non-employee directors under the 2016 Omnibus Equity Incentive Plan.
10.17	#	Employment Offer Letter between the Company and Jeanine M. Christian (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.18	#	Employment Offer Letter between the Company and Jacqueline S. Everett (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.19	#
Change in Control, Severance and Covenant Agreement between the Company and Jeanine M. Christian (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).

10.20	#
Change in Control, Severance and Covenant Agreement between the Company and Jacqueline S. Everett (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).

10.21	#	Letter Agreement dated July 15, 2020 between the Company and Kevin H. Beverly (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.22	#	Employment agreement between the Company and Kathryn M JohnBull dated September 14, 2020 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 15, 2020)
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

ITEM 16. FORM 10-K SUMMARY
None
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ KATHRYN M. JOHNBULL
By:	Kathryn M. JohnBull Chief Financial Officer (Principal Accounting Officer)
Dated: December 7, 2020
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 7, 2020
Frederick G. Wasserman

/s/ AUSTIN J. YERKS III	Director	December 7, 2020
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 7, 2020
Elder Granger

/s/ FRANCES MURPHY	Director	December 7, 2020
Frances Murphy

/s/ JAMES P. ALLEN	Director	December 7, 2020
James P. Allen

/s/ MARTIN J. DELANEY	Director	December 7, 2020
Martin J. Delaney

/s/ STEPHEN J. ZELKOWICZ	Director	December 7, 2020
Stephen J. Zelkowicz

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 7, 2020
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 7, 2020
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, cash flows, and shareholders’ equity, for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Whippany, New Jersey
December 06, 2020

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2020	2019
Revenue	$209,185	$160,391
Cost of Operations
Contract costs	163,596	124,551
General and administrative costs	24,195	20,525
Acquisition costs	930	1,391
Depreciation and amortization	7,003	3,956
Total operating costs	195,724	150,423
Income from operations	13,461	9,968
Interest expense, net	3,441	2,473
Income before income taxes	10,020	7,495
Income tax expense	2,906	2,171
Net income	$7,114	$5,324

Net income per share - basic	$0.58	$0.44
Net income per share - diluted	$0.54	$0.41
Weighted average common shares outstanding
Basic	12,282	12,018
Diluted	13,105	13,041

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,357	$1,790
Accounts receivable	32,541	23,226
Other current assets	3,499	1,831
Total current assets	37,397	26,847
Equipment and improvements, net	3,339	5,343
Operating leases right-of-use-assets	22,427	—
Deferred taxes, net	37	2,345
Goodwill	67,144	52,758
Intangible assets, net	52,612	41,208
Other long-term assets	606	757
Total assets	$183,562	$129,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current, net of deferred financing costs	$6,727	$—
Operating lease liabilities - current	2,045	—
Accrued payroll	10,611	8,852
Accounts payable, accrued expenses, and other current liabilities	28,578	20,633
Total current liabilities	47,961	29,485
Long-term liabilities:
Operating lease liabilities - long-term	21,620	—
Debt obligations - long term, net of deferred financing costs	60,544	53,629
Other long-term liabilities	—	573
Total long-term liabilities	82,164	54,202
Total liabilities	130,125	83,687
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,404 and 12,036 at September 30, 2020 and 2019, respectively	12	12
Additional paid-in capital	85,868	85,114
Accumulated deficit	(32,443)	(39,555)
Total shareholders’ equity	53,437	45,571
Total liabilities and shareholders' equity	$183,562	$129,258

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2020	2019
Operating activities
Net income	$7,114	$5,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,003	3,956
Amortization of deferred financing costs	721	982
Stock based compensation expense	910	790
Deferred taxes, net	2,308	1,792
Non-cash gain from lease modification	(121)	—
Changes in operating assets and liabilities
Accounts receivable	(5,408)	617
Other current assets	(1,592)	(57)
Accrued payroll	489	178
Accounts payable, accrued expenses, and other current liabilities	7,188	5,262
Other long-term assets/liabilities	839	(805)
Net cash provided by operating activities	19,451	18,039

Investing activities
Business acquisition, net of cash acquired	(32,678)	(67,079)
Purchase of equipment and improvements	(152)	(405)
Net cash used in investing activities	(32,830)	(67,484)

Financing activities
Borrowing on senior debt	33,000	70,000
Repayments of senior debt	(19,000)	(21,708)
Repurchase of common stock	(211)	—
Payment of deferred financing costs	(898)	(3,451)
Proceeds from issuance of common stock upon exercise of options	55	39
Net cash provided by financing activities	12,946	44,880

Net change in cash and cash equivalents	(433)	(4,565)
Cash and cash equivalents at beginning of year	1,790	6,355
Cash and cash equivalents at end of year	$1,357	$1,790

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$2,806	$1,502
Cash paid during the year for income taxes	$917	$543
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2020 and 2019
(Amounts in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Year Ended September 30, 2020
Balance at September 30, 2019	12,036	$12	—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to director restricted stock unit	90	—	—	—	347	—	347
Expense related to employee stock options	—	—	—	—	563	—	563
Exercise of stock options	395	—	—	—	55	—	55
Repurchase of common stock	—	—	28	(113)	—	—	(113)
Cancellation of common stock	(117)	—	(28)	113	(211)	—	(98)
Net income	—	—	—	—	—	7,114	7,114
Balance at September 30, 2020	12,404	$12	—	$—	$85,868	$(32,443)	$53,437

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Year Ended September 30, 2019
Balance at September 30, 2018	11,899	$12	—	$—	$84,285	$(44,879)	$39,418
Expense related to director restricted stock unit	102	—	—	—	527	—	527
Expense related to employee stock options	—	—	—	—	263	—	263
Exercise of stock options	35	—	—	—	39	—	39
Net income	—	—	—	—	—	5,324	5,324
Balance at September 30, 2019	12,036	$12	—	$—	$85,114	$(39,555)	$45,571

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services, and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 2,200 skilled employees working in more than 30 locations throughout the United States and one location overseas.

At present, the Company derives 98% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our two largest customers are the Department of Veteran Affairs ("VA") and the Department of Health and Human Services ("HHS"). The VA comprised approximately 48% and 57% of revenue for the years ended September 30, 2020 and 2019, respectively, and HHS comprised approximately 45% and 39% of revenue for the years ended September 30, 2020 and 2019, respectively.

3. New Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance included in Accounting Standard Codification ("ASC") 842 related to leases. This new accounting guidance is intended to improve financial reporting about leasing transactions. This accounting standard will require organizations that lease assets, referred to as “Lessees”, to recognize on the balance sheet the assets and liabilities. Per ASU 2016-02, Leases (Topic 842), we determine if a contract contains a lease by identifying an asset and determining if we have the right to control the use of the identified asset for a period of time in exchange for consideration. A contract conveys the right to control the use of an identified asset when the lessee has the right to direct the use of the identified asset and obtain substantially all economic benefits from its use, throughout the period of its use. We also determine if a lease qualifies as an operating or finance lease. All Company leases at adoption were operating leases. The ASU also requires lessees to identify and separate lease and non-lease components. Per a practical expedient provided in the ASU, the Company elected not to separate lease and non-lease components. Upon lease commencement, the lease liability and right-of-use asset are recorded on the balance sheet. The lease liability is measured as the present value of future minimum lease payments, including all probable renewals, to be made during the lease term. The right-of-use asset is measured as the present value of future minimum lease payments to be made during the lease term, including all probable renewals, plus lease payments made to the lessor before or at lease commencement and indirect costs paid less incentives received. DLH adopted this standard on October 1, 2019 and recognized initial right of use assets and lease liabilities of $17.4 million and $18.0 million, respectively. At adoption, the Company elected several practical expediencies to facilitate the implementation of the new standard and did not recast comparative prior year information. As such, we did not reassess and include initial direct costs in the measurement of right-of-use assets, capitalize leases with terms of 12 months or less, nor reassess lease classification of existing leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires companies to record an allowance for expected credit losses over the contractual term of certain financial assets, including short-term trade receivables and contract assets. Additionally, it expands disclosure requirements for credit quality of financial assets. ASU 2016-13 becomes effective for the Company in the first quarter of fiscal year 2021. We do not expect a material impact to our operating results, financial position, or cash flows as a result of adopting this new standard.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for the application of U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") and other references rates expected to be discontinued due to reference rate reform. ASU 2020-04 became effective on March 12, 2020 for all entities meeting certain criteria. The Company may elect to apply the amendments using a prospective approach through December 31, 2022. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

In August 2020, the FASB issued ASU 2020-06, which amends the measurement and disclosure of convertible instruments, contracts in an entity's own equity, and EPS guidance. The guidance can be adopted using a modified retrospective method or a fully retrospective method. The amendments are effective for fiscal years beginning after December 15, 2021 for public entities, excluding those that are smaller reporting companies. For all other entities the amendments are effective for fiscal years beginning after December 15, 2023. The Company does not expect the update to have a material impact on its consolidated financial statements and related disclosures.

4. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right-of-use assets, and liabilities, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers' compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

Long-Lived Assets

Our long-lived assets include equipment and improvements, intangible assets, and goodwill. The Company continues to review its long-lived assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Intangible assets (other than goodwill) are originally recorded at fair value and are amortized on a straight-line basis over their estimated useful lives of 10 years. Maintenance and repair costs are expensed as incurred.

Leases

Right-of-use assets are measured at the present value of future minimum lease payments, including all probable renewals, plus lease payments made to the lessor before or at lease commencement and indirect costs paid, less incentives received. Our right-of-use assets include long-term leases for facilities and equipment and are amortized over their respective lease terms.

Goodwill

At September 30, 2020, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $67.1 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2020, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2019.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2020 and 2019. We report interest and penalties as a component of income tax expense. For the years ended September 30, 2020 and 2019, we recognized no interest and no penalties related to income taxes.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a binomial and Black Scholes option pricing model to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of September 30, 2020, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of September 30, 2020, the Company has not issued any preferred stock.

Interest Rate Swap

The Company uses derivative financial instruments to manage interest rate risk associated with its variable debt. The Company's objective in using these interest rate derivatives is to manage its exposure to interest rate movements and reduce volatility of interest expense. The gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt are recognized in interest expense in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

Risks & Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and the results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5. Revenue Recognition

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized within the Company's consolidated balance sheets:

	(in thousands)
	September 30,	September 30,	September 30,
	2020	2019	2018

Contract assets	$7,943	$4,302	$214
Contract liabilities	$200	$92	$—

The increase in contract assets and contract liabilities is primarily due to the acquisitions of Social & Scientific Systems, Inc ("S3") on June 7, 2019 and Irving Burton Associates, LLC. ("IBA") on September 30, 2020.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer:

	(in thousands)
	Year Ended
	September 30,
	2020	2019

Department of Veterans Affairs	$100,204	$91,949
Department of Health and Human Services	95,026	62,000
Other	13,955	6,442
Total revenue	$209,185	$160,391

Revenue by contract type:

	(in thousands)
	Year Ended
	September 30,
	2020	2019

Time and materials	$147,509	$134,136
Cost reimbursable	58,091	23,200
Firm fixed price	3,585	3,055
Total revenue	$209,185	$160,391

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)
	Year Ended
	September 30,
	2020	2019

Prime contractor	$193,448	$154,207
Subcontractor	15,737	6,184
Total revenue	$209,185	$160,391

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases.

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

Ref (a): The balance of short-term deferred rent liability presented in our annual 10K report within accounts payable, accrued expenses, and other accrued liabilities on our consolidated balance sheet at September 30, 2019.

Ref (b): The balance of long-term deferred rent liability presented in our annual 10K report within other long-term liabilities on our consolidated balance sheet at September 30, 2019.

Ref (c): The balance of unamortized tenant improvement allowance presented in our annual 10K report within other long-term liabilities on our consolidated balance sheet at September 30, 2019.

The Company executed a modification of a lease during the fiscal quarter ending December 31, 2019 and recognized adjustments to the right-of-use asset and lease liabilities in accordance with ASC 842. As a result of the modification, a gain of $0.1 million was recognized. The gain represents the difference between the change in values of the right-of-use-asset and lease liabilities, which were $7.3 million and $7.2 million, respectively. For the year ended September 30, 2020, the increase to right-of-use assets and lease liabilities related to the modification was $24.7 million and $25.2 million, respectively. For more information, refer to Note 7. Supporting Financial Information.

As of September 30, 2020, operating leases for facilities and equipment have remaining lease terms of 0.6 to 10.5 years.

The following table summarizes lease balances in our consolidated balance sheet at September 30, 2020:

(in thousands)
September 30, 2020
Operating lease right-of-use assets	$22,427

Operating lease liabilities, current	$2,045
Operating lease liabilities - long-term	21,620
Total operating lease liabilities	$23,665

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease was assumed from the acquisition in fiscal 2019. During the year ended September 30, 2020, the sublease was amended with the new terms commencing in July 2020. The sublease term is 5 years with two additional 1 year term extension options.

The Company's lease costs are included within general and administrative costs in our Consolidated Statements of Operations. For the year ended September 30, 2020, total lease costs for our operating leases are as follows:

(in thousands)
Year Ended
September 30, 2020
Operating	$4,236
Short-term	155
Variable	63
Sublease income	(271)
Total lease costs	$4,183

Other information related to our leases are as follows:

	Ref	September 30, 2020
Weighted-average remaining lease term		9.1 years
Weighted-average discount rate	(a)	5.99%
Ref (a): Calculation based off of borrowing terms from senior credit facility.

(in thousands)
Year Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$3,586
Lease liabilities arising from obtaining right-of-use-assets	$229

The Company's future minimum lease payments as of September 30, 2020 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2021	$3,408
2022	3,501
2023	3,375
2024	3,251
2025	3,092
Thereafter	14,684
Total future minimum lease payments	31,311
Less: imputed interest	(7,646)
Present value of future minimum lease payments	23,665
Less: current portion of operating lease liabilities	(2,045)
Long-term operating lease liabilities	$21,620

Under ASC 840, the Company's future minimum lease payments for the prior fiscal year ended September 30, 2019 were as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2020	$3,484
2021	3,051
2022	3,136
2023	3,166
2024	3,100
Thereafter	16,945
Total future minimum lease payments	$32,882

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		September 30,	September 30,
	Ref	2020	2019
Billed receivables		$24,598	$18,924
Contract assets		7,943	4,302
Total accounts receivable		32,541	23,226
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$32,541	$23,226

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. 0 No allowance for doubtful accounts was deemed necessary at either September 30, 2020 or September 30, 2019.

Other current assets

	(in thousands)
	September 30,	September 30,
	2020	2019
Prepaid insurance and benefits	$665	$495
Other receivables	1,363	301
Prepaid expenses	1,471	1,035
Other current assets	$3,499	$1,831

Equipment and improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2020	2019
Furniture and equipment		$958	$1,262
Computer equipment		1,171	1,043
Computer software		4,341	3,985
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,065	7,885
Less accumulated depreciation and amortization		(4,726)	(2,542)
Equipment and improvements, net	(a)	$3,339	$5,343

Ref (a): Depreciation and amortization was $2.2 million and $1.2 million for the years ended September 30, 2020 and 2019, respectively.

Intangible assets, net

		(in thousands)
		September 30,	September 30,
	Ref	2020	2019
Intangible assets	(a)
Customer contracts and related customer relationships		$45,600	$45,600
Covenants not to compete		480	480
Trade name		2,109	2,109
Acquired intangibles - IBA acquisition	(b)	16,223	—
Total intangible assets		64,412	48,189
Less accumulated amortization
Customer contracts and related customer relationships		(11,150)	(6,590)
Covenants not to compete		(212)	(164)
Trade name		(438)	(227)
Total accumulated amortization		(11,800)	(6,981)
Intangible assets, net		$52,612	$41,208

Ref (a): Total amount of amortization expense for the year ended September 30, 2020 and 2019 was $4.8 million and $2.7 million, respectively.

Ref (b): The Company is currently valuing the acquired intangible assets from the IBA acquisition. The balances provided are an estimate and subject to revision. Please refer to Note 16 for more information.

Estimated amortization expense for future years:	(in thousands)
Fiscal 2021	$6,441
Fiscal 2022	6,441
Fiscal 2023	6,441
Fiscal 2024	6,441
Fiscal 2025	6,441
Thereafter	20,407
Total amortization expense	$52,612

Goodwill

The changes in the carrying amount of goodwill for the years ended September 30, 2020 and 2019 are as follows:

		(in thousands)
	Ref	Total
Balance at September 30, 2018		$25,989
Increase from S3 acquisition		26,769
Balance at September 30, 2019		52,758
Preliminary increase from IBA acquisition	(a)	14,386
Balance at September 30, 2020		$67,144

Ref (a): The Company is currently valuing the goodwill from the IBA acquisition. The balance provided is an estimate and subject to revision. Please refer to Note 16 for more information.

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	September 30,	September 30,
	2020	2019
Accounts payable	$14,645	$10,054
Accrued benefits	2,833	2,252
Accrued bonus and incentive compensation	2,340	1,951
Accrued workers' compensation insurance	5,529	4,007
Other accrued expenses	3,231	2,369
Accounts payable, accrued expenses, and other current liabilities	$28,578	$20,633

Debt Obligations

	(in thousands)
	September 30,	September 30,
	2020	2019
Bank term loan	$70,000	$56,000
Less unamortized deferred financing cost	(2,729)	(2,371)
Net bank debt obligation	67,271	53,629
Less current portion of term loan debt obligations	(6,727)	—
Long-term portion of bank debt obligation	$60,544	$53,629

Interest expense

		(in thousands)
		Year Ended
		September 30,
	Ref	2020	2019
Interest expense	(a)	$(2,841)	$(1,512)
Amortization of deferred financing costs	(b)	(721)	(982)
Other income (expense), net	(c)	121	21
Interest expense, net		$(3,441)	$(2,473)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit. For 2019, amortization included write-off of remaining deferred financing costs related to prior loan agreement that was terminated early.
Ref (c): Gain on lease modification due to a lease amendment

8. Credit Facilities

A summary of our loan facility as of September 30, 2020 is as follows:

	($ in Millions)
	As of September 30, 2020
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$70.0	LIBOR* + 3.5%	09/30/25
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 3.5%	09/30/25

*LIBOR rate as of September 30, 2020 was 0.16%. As of September 30, 2020, our LIBOR rate is subject to a minimum floor of 0.5%. The floor affects interest payments for the periods after September 30, 2020

(a) Represents the principal amounts payable on our secured term loan. The $70.0 million secured term loan is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 3.75:1.0 to 2.75:1.0 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. The term loan has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio. We are in compliance with all loan covenants and restrictions.

We are required to pay quarterly amortization payments commencing in December 2020 through September 2025. The annual amount of principal amortization is based on a percentage of the loan balance at September 30, 2020. The annual amortization amounts are $7.0 million for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are in equal installments. In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. For additional information regarding the schedule of future payment obligations, please refer to Note 11 Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $36 million that matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations and the minimum LIBOR floor. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the year ended September 30, 2020, interest expense increased by less than $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the year, but has no outstanding balance at September 30, 2020.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2020, was $24.8 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2020, there were 0.9 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2020	2019
DLH employees		$563	$263
Non-employee directors	(a)	347	527
Total stock option expense		$910	$790

Ref (a): In the first quarter of fiscal 2019, we issued 90,000 restricted stock units to the Company's non-employee directors, all of which vested as of September 30, 2020. The shares of common stock underlying such restricted stock units were issued on October 5, 2020. Equity grants of restricted stock units, in accordance with DLH compensation policy for non-employee directors, were made in the first quarter of fiscal 2020 totaling 63,177 restricted stock units. The restricted stock units were granted on October 1, 2020.

Unrecognized stock-based compensation expense

		(in thousands)
		Year Ended
		September 30,
	Ref	2020	2019
Unrecognized expense for DLH employees	(a)	$2,633	$631

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.58 years.

Stock option activity for the year ended September 30, 2020:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2019		2,134	$4.36	5.9	$4,815
Granted	(a)	750	$6.74	—	—
Exercised		(395)	$0.99	—	—
Cancelled		(360)	$2.89	—	—
Options outstanding, September 30, 2020		2,129	—	7.4	$6,583

    Ref (a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the year ended September 30, 2020, as follows using the Monte Carlo and Black Scholes methods.

						Volatility
						50%
				Vesting	Expected
		Strike	Stock	Threshold	Term	Calculated
Grant Date	Ref	Price	Price	Price	(Years)	Fair Value
July 13, 2020	(a)	$8.02	$8.02	Service	10	$4.69
July 13, 2020		$8.02	$8.02	$12.00	10	$4.79
July 13, 2020		$8.02	$8.02	$14.00	10	$4.76
July 13, 2020		$8.02	$8.02	$16.00	10	$4.76
Notes:
Results based on 100,000 simulations

Ref (a): Options granted vest after completion of a one-year service period.

Stock options shares outstanding, vested and unvested for the years ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2020	2019
Vested and exercisable	(a)	1,213	1,300
Unvested	(b)	916	834
Options outstanding		2,129	2,134

Ref (a): Weighted average exercise price of vested and exercisable shares was $2.25 and $1.51 at September 30, 2020 and 2019, respectively. Aggregate intrinsic value was approximately $6.1 million and $3.9 million at September 30, 2020 and 2019, respectively. Weighted average contractual term remaining was 4.6 years and 3.8 years at September 30, 2020 and 2019, respectively.

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

	(in thousands)
	Year Ended
	September 30,
	2020	2019
Numerator:
Net income	$7,114	$5,324
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,282	12,018
Effect of dilutive securities:
Stock options and restricted stock	823	1,023
Denominator for diluted net income per share - weighted-average outstanding shares	13,105	13,041
Net income per share - basic	$0.58	$0.44
Net income per share - diluted	$0.54	$0.41

11. Commitments and Contingencies

Contractual Obligations as of September 30, 2020:

		Payments Due Per Fiscal Year
Contractual obligations
(Amounts in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$70,000	$7,000	$7,000	$8,750	$8,750	$38,500	$—
Facility leases	31,002	3,317	3,418	3,292	3,199	3,092	14,684
Equipment operating leases	309	91	83	83	52	—	—
Total Contractual Obligations	$101,311	$10,408	$10,501	$12,125	$12,001	$41,592	$14,684

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of September 30, 2020 and September 30, 2019 was approximately $5.5 million and $4.0 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the years ended September 30, 2020 and 2019 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

13. Income Taxes

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

At September 30, 2020 and 2019, respectively, the Company had federal net operating losses of approximately $7.4 million and $18.9 million. The Company utilized approximately $11.5 million of federal net operating losses to offset taxes otherwise currently due in 2020. The federal NOLs begin to expire in 2030 and continue to expire through 2033. The Company has no material state net operating losses carryforward.

However, the Coronavirus Aid, Relief, and Economic Security (CARES) Act modifies the credit for prior-year minimum tax liability of corporations, including to accelerate the recovery of remaining minimum tax credits of a corporation for its 2019 taxable year from its 2021 taxable year and to permit a corporation to elect instead to recover 100 percent of any of its remaining minimum tax credits in its 2018 taxable year. The Company has AMT credits of $366 thousand as of the year ended September 30, 2020, of which 100 percent has been established as an income tax receivable in current assets.

An analysis of the Company's deferred tax assets and liabilities is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2020	2019
Deferred income tax assets:
Net operating loss carry forwards	$1,554	$3,926
AMT credit carryforward	—	183
Stock based compensation	140	140
Accrued expenses	1,698	1,666
Other items, net	258	45
Total deferred tax asset	3,650	5,960
Deferred tax liability:
Equipment and intangible assets	(3,613)	(3,615)
Net deferred tax asset	$37	$2,345

The significant components of income tax expense for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2020	2019
Current expense	$598	$379
Deferred expense	2,308	1,792
Total expense	$2,906	$2,171
The following table indicates the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations:

		Year Ended
		September 30,
(amounts in thousands)	Ref	2020	2019
Federal statutory rate		$2,104	$1,574
State taxes, net		554	407
Other permanent items		160	91
Deferred tax estimate adjustment		88	99
Total		$2,906	$2,171

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to income tax examinations for years before 2015.

14. Quarterly Financial Data (Unaudited)

A summary of quarterly information is as follows (in thousands, except per share data)

		2020 Quarters
	Ref	First	Second	Third	Fourth
Revenue		$52,238	$54,798	$51,459	$50,691
Income from operations		3,126	3,837	3,800	2,698
Interest expense, net		(941)	(906)	(813)	(781)
Income before income taxes		2,185	2,931	2,987	1,917
Income tax expense		634	855	863	554
Net income		$1,551	$2,076	$2,124	$1,363
Earnings per share:
Basic		$0.13	$0.17	$0.17	$0.11
Diluted		$0.12	$0.16	$0.16	$0.10

		2019 Quarters
	Ref	First	Second	Third	Fourth
Revenue	(a)	$33,752	$33,756	$38,700	$54,183
Income from operations		2,557	2,327	1,690	3,394
Interest expense, net		(177)	(545)	(562)	(1,190)
Income before income taxes		2,380	1,782	1,128	2,204
Income tax expense		690	517	325	639
Net income (loss)		$1,690	$1,265	$803	$1,565
Earnings (loss) per share:
Basic		$0.14	$0.11	$0.07	$0.13
Diluted		$0.13	$0.10	$0.06	$0.12

Ref (a): The inclusion of S3 for Fiscal 2019 impacts part of quarter three and all of quarter four versus the full year for Fiscal 2020.

15. Employee Benefit Plans
As of September 30, 2020, the Company and its subsidiaries maintain a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401 (k) Plan. The Company recorded related expense of $1.2 million in fiscal 2020 and $577 thousand in fiscal year 2019. The increase was primarily due to headcount growth from the S3 acquisition. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.

16. Business Combinations:

Acquisition of Irving Burton Associates, LLC

On September 30, 2020, the Company acquired 100% of the equity interests of IBA for a net preliminary purchase price of $32.7 million, inclusive of the preliminary working capital adjustment. The acquisition was financed through a combination of:

•borrowings of $33 million under the Company’s amended senior credit facility
•cash on hand to pay transaction expenses and financings costs of $1.8 million

The acquisition of IBA is consistent with the Company’s growth strategy, as it provided contract diversification, addition of key capabilities and increased presence in the military health market. The estimated goodwill derived from this transaction is primarily due to these attributes.

We have used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The preliminary base purchase price for IBA was $32 million adjusted to reflect acquired cash, assumed liabilities and preliminary net working capital adjustments.

Subject to certain limitations and conditions, the Company will be indemnified by the seller for damages resulting from breaches or inaccuracies of the representations, warranties, and covenants of the seller and IBA as set forth in the Purchase Agreement. The Purchase Agreement further provides that escrow funds of an aggregate amount of approximately $0.4 million were established at closing. The Company does not expect to draw on these funds as both the buyer and seller have agreed on the final purchase price. A representations and warranties insurance policy has been purchased by the Company in connection with the Purchase Agreement, under which the Company may seek recourse for breaches of the seller’s representations and warranties to supplement the indemnity escrow. The representations and warranties insurance policy is subject to certain customary exclusions and a deductible.

In accordance with ASU 2017-01, which was previously adopted, the Company is accounting for this transaction as an acquisition of a business. We have not completed the process of allocating the acquisition price to the fair value of the assets and liabilities of IBA at the acquisition date. We are awaiting the fair values of the intangibles assets from the third party valuation firm. The preliminary purchase price and its allocation are shown below. Based on the unaudited financial statements of IBA on September 30, 2020, we accounted for the total acquisition consideration and allocation of fair value to the related assets and liabilities on a preliminary basis as follows:

(Amounts in thousands)
Preliminary purchase price for IBA	$32,706

Net assets acquired
Cash and cash equivalents	$28
Accounts receivable	3,907
Other current assets	124
Total current assets	4,059
Accounts payable and accrued expenses	(758)
Payroll liabilities	(1,269)
Other current liabilities	(177)
Net working capital	1,855
Equipment and improvements, net	28
Other long-term assets/liabilities	214
Net identifiable assets acquired	2,097
Goodwill and other identifiable intangible assets	30,609
Net assets acquired	$32,706

All operating units are aggregated into a single reportable segment. The acquisition of IBA did not create an additional reportable segment as all operations report to a single Chief Operating Decision Maker (CODM), serve a similar customer base, and provide similar services within a common regulatory environment. The goodwill represents intellectual capital and the acquired workforce, of which both do not qualify as a separate intangible asset. The tax deductible goodwill is in the process of being calculated.

The following table presents certain results for the years ended September 30, 2019 as though the acquisition of IBA had occurred on October 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of IBA for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•The impact of acquisition financing.
•The removal of certain IBA operations due to completed and nonrecurring contracts.
•The impact of recording IBA's intangible asset amortization.

•The impact of interest expense for the new credit facility.
•The removal of transaction costs incurred by IBA for the acquisition.

	(unaudited)
	(in thousands)
	Year ended	Year ended
	September 30,	September 30,
Pro forma results	2020	2019
Revenue	$234,443	$228,117
Net income (loss)	7,170	2,464

Number of shares outstanding - basic	12,282	12,018
Number of shares outstanding - diluted	13,105	13,041

Basic earnings per share (loss)	$0.58	$0.21
Diluted earnings per share (loss)	$0.55	$0.19

17. Subsequent Events

Management has evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no further subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued.