Form 10-Q
period 2020-12-31
DLH Holdings Corp.
filed 2021-02-02
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,543,906 shares of Common Stock, par value $0.001 per share, were outstanding as of January 31, 2021.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2020	2019
Revenue	$57,852	$52,238
Cost of Operations:
Contract costs	46,005	41,340
General and administrative costs	6,150	5,913
Depreciation and amortization	2,062	1,859
Total operating costs	54,217	49,112
Income from operations	3,635	3,126
Interest expense, net	1,080	941
Income before income taxes	2,555	2,185
Income tax expense	741	634
Net income	$1,814	$1,551

Net income per share - basic	$0.15	$0.13
Net income per share - diluted	$0.13	$0.12
Weighted average common stock outstanding
Basic	12,498	12,088
Diluted	13,445	13,014

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	December 31, 2020	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370	$1,357
Accounts receivable	44,885	32,541
Other current assets	3,468	3,499
Total current assets	48,723	37,397
Equipment and improvements, net	2,976	3,339
Operating leases right-of-use assets	21,737	22,427
Deferred taxes, net	—	37
Goodwill	65,450	67,144
Intangible assets, net	52,408	52,612
Other long-term assets	572	606
Total assets	$191,866	$183,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current, net of deferred financing costs	$15,884	$6,727
Operating lease liabilities - current	2,053	2,045
Accrued payroll	10,073	10,611
Accounts payable, accrued expenses, and other current liabilities	27,392	28,578
Total current liabilities	55,402	47,961
Long-term liabilities:
Deferred taxes, net	589	—
Debt obligations - long-term, net of deferred financing costs	58,923	60,544
Operating lease liabilities - long-term	21,017	21,620
Total long-term liabilities	80,529	82,164
Total liabilities	135,931	130,125
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,544 and 12,404 at December 31, 2020 and September 30, 2020, respectively	13	12
Additional paid-in capital	86,551	85,868
Accumulated deficit	(30,629)	(32,443)
Total shareholders’ equity	55,935	53,437
Total liabilities and shareholders' equity	$191,866	$183,562

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2020	2019
Operating activities
Net income	$1,814	$1,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,062	1,859
Amortization of deferred financing costs	210	210
Stock based compensation expense	458	203
Deferred taxes, net	626	535
Non-cash gain from lease modification	—	(121)
Changes in operating assets and liabilities
Accounts receivable	(12,344)	(4,769)
Other current assets	284	(147)
Accrued payroll	(538)	(254)
Accounts payable, accrued expenses, and other current liabilities	(1,185)	(2,103)
Other long-term assets/liabilities	95	152
Net cash (used in) operating activities	(8,518)	(2,884)
Investing activities
Purchase of equipment and improvements	(53)	(162)
Net cash (used in) investing activities	(53)	(162)
Financing activities
Borrowing on revolving line of credit, net	9,150	1,800
Repayments of senior debt	(1,750)	—
Payment of debt financing costs	(41)	(3)
Repurchase of common stock	—	(206)
Proceeds from issuance of common stock upon exercise of options	225	27
Net cash provided by financing activities	7,584	1,618

Net change in cash and cash equivalents	(987)	(1,428)
Cash and cash equivalents at beginning of period	1,357	1,790
Cash and cash equivalents at end of period	$370	$362

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$852	$845
Supplemental disclosures of non-cash activity
Non-cash cancellation of common stock	$—	$95

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Three Months Ended December 31, 2020
Balance at September 30, 2020	12,404	$12	—	$—	$85,868	$(32,443)	$53,437
Expense related to director restricted stock unit	78	—	—	—	116	—	116
Expense related to employee stock based compensation	—	—	—	—	342	—	342
Exercise of stock options	62	1	—	—	225	—	226
Net income	—	—	—	—	—	1,814	1,814
Balance at December 31, 2020	12,544	$13	—	—	$86,551	$(30,629)	$55,935

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Three Months Ended December 31, 2019
Balance at September 30, 2019	12,036	$12	$—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to director restricted stock unit	90	—	—	—	87	—	87
Expense related to employee stock options	—	—	—	—	116	—	116
Exercise of stock options	20	—	—	—	27	—	27
Repurchases of common stock	—	—	27	(111)	—	—	(111)
Cancellation of common stock	(22)	—	—	—	(95)	—	(95)
Net income	—	—	—	—	—	1,551	1,551
Balance at December 31, 2019	12,124	$12	27	$(111)	$85,249	$(38,006)	$47,144

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Amounts as of and for the periods ended December 31, 2020 and December 31, 2019 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on December 7, 2020.

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

Our two largest customers are the Department of Veteran Affairs ("VA") and the Department of Health and Human Services ("HHS"). The VA comprised approximately 48% and 46% of revenue for the three months ended December 31, 2020 and 2019, respectively, and HHS comprised approximately 35% and 46% of revenue for the three months ended December 31, 2020 and 2019, respectively.

3. New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2016-13, Financial Instruments - Credit Losses, which requires companies to record an allowance for expected credit losses over the contractual term of certain financial assets, including short-term trade receivables and contract assets. Additionally, it expands disclosure requirements for credit quality of financial assets. ASU 2016-13 became effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard did not have a material impact on our operating results, financial position, or cash flows. For further detail of our outstanding receivables see Note 7.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for the application of U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") and other reference rates expected to be discontinued due to reference rate reform. ASU 2020-04 became effective on March 12, 2020 for all entities meeting certain criteria. The Company may elect to apply the amendments using a prospective approach through December 31, 2022. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

In April 2020, the FASB issued a Staff Q&A, Topic 842 and 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic in order to provide clarity regarding the accounting treatment for lease concessions provided as a result of COVID-19. Under existing lease guidance, changes to certain lease terms not specified in the original lease agreement require modification accounting treatment. To provide relief, the FASB Staff Q&A permits alternatives to modification accounting under Topic 842. For concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee, we are not required to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the lease agreement and can elect to apply or not apply the lease modification guidance in Topic 842. For the quarter ended December 31, 2020, we elected to account for lease concessions received for one of our operating leases as a resolution of a contingency, whereby we remeasured our lease liability and recorded the adjustment against the right-of-use asset, without reassessing lease classification or modifying the original discount rate. As a result of this election, our lease liability and right-of-use-asset decreased by less than $0.1 million.

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

4. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and lease liabilities, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers’ compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximated fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Long-Lived Assets

Our long-lived assets include equipment and improvements, intangible assets, and goodwill. The Company continues to review long-lived assets for possible impairment or loss of value at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

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

Goodwill

At September 30, 2020, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $67 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2020. For the three months ended December 31, 2020, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2020 or September 30, 2020. We report interest and penalties as a component of income tax expense. During the three months ended December 31, 2020 and December 31, 2019, we recognized no interest and no penalties related to income taxes.

Stock-Based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock option or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo binomial and Black Scholes option pricing models, as appropriate to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to common stock.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2020 and September 30, 2020, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of December 31, 2020 and September 30, 2020, the Company has not issued any preferred stock.

Interest Rate Swap

The Company uses derivative financial instruments to manage interest rate risk associated with its variable rate debt. The Company's objective in using these interest rate derivatives is to manage its exposure to interest rate movements and reduce volatility of interest expense. The gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both are recognized in interest expense in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

Risks & Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, primarily through the introduction of additional regulations and restrictions. Due to the nature of our work, we believe that these impacts are mitigated and concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position and the results of its operations, the specific impact is not readily determinable as of the date of these financial statements.

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

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within receivables, net on our consolidated balance sheets and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms. Refer to the Liquidity and capital management located in Managements' Discussion and Analysis of Financial Condition and Results of Operations in this report for more information.

Contract liabilities - Amounts are a result of billings in excess of costs incurred. These contract liabilities are reported within accounts payable, accrued expenses, and other current liabilities on our consolidated balance sheets.

    The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	December 31,	September 30,
	2020	2020

Contract assets	$15,576	$7,943
Contract liabilities	$200	$200

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by these categories:

Revenue by customer:

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019

Department of Veterans Affairs	$27,642	$24,063
Department of Health and Human Services	20,163	24,089
Department of Defense	6,980	331
Other	3,067	3,755
Total revenue	$57,852	$52,238

Revenue by contract type:

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019

Time and materials	$44,194	$36,441
Cost reimbursable	11,721	14,617
Firm fixed price	1,937	1,180
Total revenue	$57,852	$52,238

Revenue by whether the Company acts as a prime contractor or a subcontractor:

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019

Prime contractor	$51,764	$48,896
Subcontractor	6,088	3,342
Total revenue	$57,852	$52,238

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of December 31, 2020, operating leases for facilities and equipment have remaining lease terms of 1.0 to 10.3 years.

The following table summarizes lease balances in our consolidated balance sheets at December 31, 2020 and September 30, 2020:

	(in thousands)
	December 31, 2020	September 30, 2020
Operating lease right-of-use assets	$21,737	$22,427

Operating lease liabilities, current	$2,053	$2,045
Operating lease liabilities - long-term	21,017	21,620
Total operating lease liabilities	$23,070	$23,665

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease was assumed from the acquisition of Social & Scientific Systems, Inc. ("S3") in fiscal 2019. The sublease term is 5 years with two additional 1-year term extension options.

The Company's lease costs are included within contract costs in our Consolidated Statements of Operations. For the three months ended December 31, 2020 and December 31, 2019, total lease costs for our operating leases are as follows:

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019
Operating	$970	$1,312
Short-term	29	56
Variable	5	20
Sublease income	(95)	(49)
Total lease costs	$909	$1,339

The Company's future minimum lease payments as of December 31, 2020 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2021 (remaining)	$2,454
2022	3,501
2023	3,375
2024	3,251
2025	3,092
Thereafter	14,684
Total future lease payments	30,357
Less: imputed interest	(7,287)
Present value of future minimum lease payments	23,070
Less: current portion of operating lease liabilities	(2,053)
Long-term operating lease liabilities	$21,017

Other information related to our leases are as follows:

December 31, 2020
Weighted-average remaining lease term	8.9 years
Weighted-average discount rate	5.99%

(in thousands)
Three Months Ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$881
Lease liabilities arising from obtaining right-of-use-assets	$—

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		December 31,	September 30,
	Ref	2020	2020
Billed receivables		$29,309	$24,598
Contract assets		15,576	7,943
Total accounts receivable		44,885	32,541
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$44,885	$32,541

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2020 or September 30, 2020.

Other current assets

	(in thousands)
	December 31,	September 30,
	2020	2020
Prepaid insurance and benefits	$431	$665
Other receivables	1,617	1,363
Other prepaid expenses	1,420	1,471
Other current assets	$3,468	$3,499

Equipment and improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2020	2020
Furniture and equipment		$958	$958
Computer equipment		1,212	1,171
Computer software		4,353	4,341
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,118	8,065
Less accumulated depreciation and amortization		(5,142)	(4,726)
Equipment and improvements, net	(a)	$2,976	$3,339

Ref (a): Depreciation expense was $0.4 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively.

Intangible assets

		(in thousands)
		December 31,	September 30,
	Ref	2020	2020
Intangible assets	(a)
Customer contracts and related customer relationships		$62,281	$45,600
Covenants not to compete		522	480
Trade name		3,051	2,109
Acquired intangibles - IBA acquisition	(b)	—	16,223
Total intangible assets		65,854	64,412
Less accumulated amortization
Customer contracts and related customer relationships		(12,707)	(11,150)
Covenants not to compete		(225)	(212)
Trade name		(514)	(438)
Total accumulated amortization		(13,446)	(11,800)
Intangible assets, net		$52,408	$52,612

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.6 million and $1.2 million for the three months ended December 31, 2020 and 2019, respectively.

Ref (b): Intangible assets reported at September 30, 2020 from the acquisition of IBA were based on an estimate and subject to revision. As of December 31, 2020, a third party valuation was completed and of the $17.7 million intangible assets acquired from the acquisition of IBA, $16.7 million was allocated to customer contracts and customer relationships, $0.1 million to covenants not to compete, and $0.9 million to trade name.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2021	$4,939
Fiscal 2022	6,585
Fiscal 2023	6,585
Fiscal 2024	6,585
Fiscal 2025	6,585
Thereafter	21,129
Total amortization expense	$52,408

Goodwill

The changes in the carrying amount of goodwill as of December 31, 2020 are as follows:

		(in thousands)
	Ref	Total
Balance at September 30, 2019		$52,758
Preliminary increase from IBA acquisition		14,386
Balance at September 30, 2020		67,144
Adjustment from IBA acquisition	(a)	(1,694)
Balance at December 31, 2020		$65,450

Ref (a): The adjustment was determined based on third party valuation.

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	December 31,	September 30,
	2020	2020
Accounts payable	$14,195	$14,645
Accrued benefits	2,719	2,833
Accrued bonus and incentive compensation	591	2,340
Accrued workers' compensation insurance	6,067	5,529
Other accrued expenses	3,820	3,231
Accounts payable, accrued expenses, and other current liabilities	$27,392	$28,578

Debt obligations

	(in thousands)
	December 31,	September 30,
	2020	2020
Bank revolving line of credit	$9,150	$—
Bank term loan	68,250	70,000
Less unamortized deferred financing costs	(2,593)	(2,729)
Net bank debt obligations	74,807	67,271
Less current portion of bank debt obligations, net of deferred financing costs	(15,884)	(6,727)
Long-term portion of bank debt obligations, net of deferred financing costs	$58,923	$60,544

Interest expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2020	2019
Interest expense	(a)	$(870)	$(852)
Amortization of deferred financing costs	(b)	(210)	(210)
Other income (expense), net	(c)	—	121
Interest expense, net		$(1,080)	$(941)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit
Ref (c): Gain on lease modification due to a lease amendment

8. Credit Facilities

A summary of this loan facility as of December 31, 2020, is as follows:

	($ in Millions)
	As of December 31, 2020
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania ("FNB")	Secured term loan (a)	$68.3	LIBOR* + 3.5%	09/30/2025
First National Bank of Pennsylvania ("FNB")	Secured revolving line of credit (b)	$9.2	LIBOR* + 3.5%	09/30/2025

*LIBOR rate as of December 31, 2020 was 0.15%. As of December 31, 2020, our LIBOR rate is subject to a minimum floor of 0.5%.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

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

We are required to pay quarterly amortization payments, which commenced in December 2020 through September 2025. The annual amortization amounts are $7.0 million for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are equal installments. In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. For additional information regarding the schedule of future payment obligations, please refer to Note 11, Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap for the current fiscal year is $28.8 million and matures in 2024. The notional amount was $36 million in the prior fiscal year. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the three months ended December 31, 2020, interest expense has been increased by less than $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter and has an outstanding balance of $9.2 million at December 31, 2020.
The Company's total borrowing availability, based on eligible accounts receivables at December 31, 2020, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2020, there were 0.5 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		(in thousands)
		Three Months Ended
	Ref	December 31,
		2020	2019
DLH employees	(a)	$342	$116
Non-employee directors	(b)	116	87
Total stock option expense		$458	$203

Ref (a): Equity grants of restricted stock units were made in accordance with the DLH long-term incentive compensation policy for Named Executive Officers ("NEO") and totaled 147,431 restricted stock units issued and outstanding at December 31, 2020.

Ref (b): Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and totaled 63,177 restricted stock units issued and outstanding at December 31, 2020.

Unrecognized stock-based compensation expense

		(in thousands)
		December 31,
	Ref	2020
Unrecognized expense for DLH employees	(a)	$3,445
Unrecognized expense for non-employee directors		351
Total unrecognized expense		$3,796

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company's common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.51 years.

Stock option activity for the three months ended December 31, 2020

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2020		2,129	$6.14	7.4	$6,593
Exercised		(62)	$3.62	—	—
Granted	(a)	220	$10.05	—	—
Options outstanding, December 31, 2020		2,287	$6.95	7.7	$10,261

Ref (a): The options granted in the first quarter of fiscal 2021 occurred at the end of the period and an amount of less than $0.1 million was accrued as stock compensation expense.

Stock options shares outstanding, vested, and unvested for the periods ended

		(in thousands)
		December 31,	September 30,
	Ref	2020	2020
Vested and exercisable	(a)	1,151	1,213
Unvested	(b)	1,136	916
Options outstanding		2,287	2,129

Ref (a): Weighted average exercise price of vested and exercisable shares was $2.18 and $2.25 at December 31, 2020 and September 30, 2020, respectively. Aggregate intrinsic value was approximately $8.2 million and $6.1 million at December 31, 2020 and September 30, 2020, respectively. Weighted average contractual term remaining was 3.8 and 4.6 years at December 31, 2020 and September 30, 2020, respectively.

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

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019
Numerator:
Net income	$1,814	$1,551
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,498	12,088
Effect of dilutive securities:
Stock options and restricted stock	947	926
Denominator for diluted net income per share - weighted-average outstanding shares	13,445	13,014

Net income per share - basic	$0.15	$0.13
Net income per share - diluted	$0.13	$0.12

11. Commitments and Contingencies

Contractual obligations as of December 31, 2020

		Payments Due Per Fiscal Year
		(Remaining)
(Amounts in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$77,400	$14,400	$7,000	$8,750	$8,750	$38,500	$—
Facility leases	30,077	2,392	3,418	3,292	3,199	3,092	14,684
Equipment operating leases	280	62	83	83	52	—	—
Total Contractual Obligations	$107,757	$16,854	$10,501	$12,125	$12,001	$41,592	$14,684

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2020 and September 30, 2020 was $6.1 million and $5.5 million, respectively.

Legal Proceedings

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position, or cash flows.

12. Related Party Transactions

The Company has determined that for the three months ended December 31, 2020 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2020, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and its impact on the economy and demand for our services, are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the risk that we will not realize the anticipated benefits of an acquisition; the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Business and Markets Overview

DLH Holdings Corp. is a provider of technology-enabled business process outsourcing and program management solutions, and public health research and analytics; primarily focused to improve and better deploy large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"). Incorporated in New Jersey in 1969, the Company contracts with its government customers through its subsidiaries.

In recent years we have successfully completed acquisitions to increase future organic growth, diversify our customer base, and to expand into adjacent markets. On September 30, 2020, we acquired Irving Burton Associates, LLC ("IBA") and in June 2019 we acquired Social & Scientific Systems, Inc. ("S3").

Our business offerings are aligned to three market focus areas within the federal health services market space.

•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences;

The following table summarizes the revenues by market for the three months ended December 31, 2020 and 2019, respectively:

	(in thousands)
	Three Months Ended
	December 31,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense and Veteran Health Solutions	$34,872	60%	$24,063	46%
Human Services and Solutions	7,439	13%	11,910	23%
Public Health and Life Sciences	15,541	27%	16,265	31%
Total revenue	$57,852	100%	$52,238	100%

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 89% of our revenue;

•strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past nine years; and

•targeted expansion in critical national priority markets with Federal budget stability to include public health and epidemiological support related to COVID-19.

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (77%), cost reimbursable contracts (20%) and firm fixed price contracts (3%). We provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

A major customer is defined as a customer from whom we derive at least 10% of our revenues. Our two largest customers are HHS and the VA. The following table summarizes the revenues by customer for the three months ended December 31, 2020 and 2019, respectively:

	(in thousands)
	Three Months Ended
	December 31,
	2020		2019
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$27,642	48%	$24,063	46%
Department of Health and Human Services	20,163	35%	24,089	46%
Department of Defense	6,980	12%	331	1%
Customers with less than 10% share of total revenue	3,067	5%	3,755	7%
Total revenue	$57,852	100%	$52,238	100%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent revenues of approximately $15.9 million and $13.3 million for the three months ended December 31, 2020 and 2019, are currently operating under extensions through October 2021.

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

The remaining seven contracts for logistics services, which represent approximately $11.8 million and $10.8 million of revenues for the three months ended December 31, 2020 and 2019, have been extended through June 2021. A renewal RFP for the seven logistics contracts has been issued and provides for evaluation and award of the contract based on the classification of the bidder. The RFP initially included award preference for a SDVOSB prime contractor. The government has since removed that preference thereby making the procurement a full and open acquisition, which allows for us to be evaluated as the prime contractor.

The Company's contract with HHS in support of its Head Start program generated $6.0 million and $9.5 million of its revenue for the three months ended December 31, 2020 and 2019, respectively. This contract has a period of performance through April 2025.

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

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At December 31, 2020, our total backlog was approximately $665.2 million compared to $688.4 million as of September 30, 2020.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At December 31, 2020, our funded backlog was approximately $103.9 million, and our unfunded backlog was $561.3 million.

Forward Looking Business Trends

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. While the pandemic has had minor offsetting impacts due to social distancing and travel restrictions, we do not expect material impacts to our consolidated results of operations from COVID-19 in this fiscal year.

The pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and were able to broadly maintain our operations. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we expect to execute on a remainder of our contracts through remote and teleworking arrangements. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue our operations during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated. To date we have experienced continuity in the majority of our work for our government clients. While there have been postponements of events and challenges around some project work requiring travel, overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue. It would be reasonable to expect some deterioration of certain client activities due to COVID-19. The longer the duration of the pandemic, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows. However, we also believe that we are likely to see additional demand from federal agencies such as the CDC and the NIH for our services.

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

Federal budget outlook for 2021:

Our business is impacted by the overall federal government's spending priorities. As such, we continue to carefully follow federal budget, legislative and contracting trends and activities, and evolve our strategies to take these into consideration.

On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021 (H.R.133), enacting consolidated appropriations and providing funding through September 30, 2021 for projects and activities of Federal Government agencies.

While the new Biden administration has not formally proposed its priorities via a budget submission, the President has signaled certain priorities. Among those priorities are a focus on combating the global COVID-19 pandemic, improving health care delivery to our nation's veterans, enhancing the IT infrastructure of many federal agencies to include the VA and HHS, and broadening opportunities and access to early childhood programs such as Head Start. We believe our competencies, customer portfolio, and company values are well aligned with the proposed vision of the incoming administration.

We recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, previously filed with the Securities and Exchange Commission.

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

Results of Operations for the three months ended December 31, 2020 and 2019

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	December 31, 2020		December 31, 2019		Change
Revenue	$57,852	100.0%	$52,238	100.0%	$5,614
Cost of operations:
Contract costs	46,005	79.5%	41,340	79.1%	4,665
General and administrative costs	6,150	10.6%	5,913	11.3%	237
Depreciation and amortization	2,062	3.6%	1,859	3.6%	203
Total operating costs	54,217	93.7%	49,112	94.0%	5,105
Income from operations	3,635	6.3%	3,126	6.0%	509
Interest expense, net	1,080	1.9%	941	1.8%	139
Income before income taxes	2,555	4.4%	2,185	4.2%	369
Income tax expense	741	1.3%	634	1.2%	107
Net income	$1,814	3.1%	$1,551	3.0%	263
Net income per share - basic	$0.15		$0.13		$0.02
Net income per share - diluted	$0.13		$0.12		$0.01

Revenue

Revenue for the three months ended December 31, 2020 was $57.9 million, an increase of $5.6 million or 10.7% over the prior year period. The increase in revenue is due primarily to the inclusion of revenue from our acquisition of Irving Burton Associates, LLC ("IBA"), which generated $7.0 million of revenue, offset in part by reductions in organic revenue principally from reimbursement of travel expenses.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended December 31, 2020, contract costs increased by approximately $4.7 million, principally due to the addition of IBA.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $0.2 million primarily from the inclusion of IBA, offset by reductions in travel, outside consultants, and other G&A costs as compared to the prior fiscal year period.

For the three months ended December 31, 2020, depreciation and amortization costs were approximately $0.4 million and $1.6 million, respectively, as compared to approximately $0.7 million and $1.2 million for the prior fiscal year period. The increase of $0.2 million was principally due to the amortization of the acquired definite-lived intangible assets of IBA.

Interest Expense, net

Interest expense, net, includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended December 31, 2020 and 2019, interest expense was approximately $1.1 million and $0.9 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of IBA.

Income Tax Expense

For the three months ended December 31, 2020 and 2019, DLH recorded a $0.7 million and $0.6 million provision for tax expense, respectively. The effective tax rate for the three months ended December 31, 2020 and 2019 was 29%.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three months ended December 31, 2020 was approximately $5.7 million. The increase of approximately $0.7 million from the same period in the prior fiscal year was principally due to the contribution of IBA and effective management of general and administrative expenses.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019	Change
Net income	$1,814	$1,551	$263
(i) Interest expense, net	1,080	941	139
(ii) Provision for taxes	741	634	107
(iii) Depreciation and amortization	2,062	1,859	203
EBITDA	$5,697	$4,985	$712

Liquidity and capital management

As of December 31, 2020, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2020, we have $25.0 million of available borrowing capacity on the revolving line of credit and a balance outstanding of $9.2 million.

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

A summary of the change in cash and cash equivalents is presented below:

	(in thousands)
	Three Months Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(8,518)	$(2,884)
Net cash used in investing activities	(53)	(162)
Net cash provided by financing activities	7,584	1,618
Net change in cash and cash equivalents	$(987)	$(1,428)

For the three months ended December 31, 2020, the Company used $8.5 million in cash flows from operations. The reduction of operating cash was primarily due to the impact from the continuing resolution for the fiscal 2021 federal budget and transitions in key contract payment offices. The Company believes that these impacts are short-term in nature.

Cash used in investing activities during the three months ended December 31, 2020 was $0.1 million, mainly for the purchase of capital assets.

Cash provided by financing activities was $7.6 million during the three months ended December 31, 2020. We made net repayments under our credit facility of $1.8 million during the three months ended December 31, 2020. We intend to resume using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash and cash equivalents

As of December 31, 2020, our immediate sources of liquidity include cash and cash equivalents of approximately $0.4 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2020, we had unused borrowing capacity of $13.9 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facility

A summary of our secured loan facility for the period ended December 31, 2020 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$68.3	million	LIBOR* + 3.5%	September 30, 2025
Secured revolving line of credit $25 million ceiling (b)	$9.2	million	LIBOR* + 3.5%	September 30, 2025

*LIBOR rate as of December 31, 2020 was 0.15%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap for the current fiscal year is $28.8 million and matures in 2024. The notional amount was $36 million in the prior fiscal year. The remaining outstanding balance of our term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company has accessed funds from the revolving credit facility during the quarter and had a balance outstanding at December 31, 2020 of $9.2 million.
The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of December 31, 2020

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$77,400	$16,150	$16,187	$45,063	$—
Facility leases	30,077	3,298	6,629	6,253	13,897
Equipment operating leases	280	83	166	31	—
Total Contractual Obligations	$107,757	$19,531	$22,982	$51,347	$13,897

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and lease liabilities, valuation allowances established against deferred tax assets, and measurement of loss development on workers' compensation claims. In addition, the Company estimates overhead charges and allocates such charges throughout the year. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 4 of the notes to our Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

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

Refer to Note 5 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in this report.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes it has adequate sources of taxable income to fully utilize its net operating loss carryforwards before their expiration. The Company recorded no valuation allowance.

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

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 of the accompanying notes to our Consolidated Financial Statements contained elsewhere in this report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $28.8 million for the current fiscal year and was $36 million in the prior fiscal year; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.4 million per year. As of December 31, 2020, the interest rate on the floating interest rate debt was 3.65%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2020 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on our business, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Other than as described in this report, we believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Form of Performance Restricted Stock Units granted December 9, 2020 #				X

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101	The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.				X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: February 2, 2021