Form 10-Q
period 2021-03-31
DLH Holdings Corp.
filed 2021-05-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,544,906 shares of Common Stock, par value $0.001 per share, were outstanding as of April 30, 2021.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$61,506	$54,798	$119,358	$107,036
Cost of Operations:
Contract costs	48,722	42,941	94,727	84,281
General and administrative costs	6,135	6,260	12,285	12,174
Depreciation and amortization	2,029	1,760	4,091	3,619
Total operating costs	56,886	50,961	111,103	100,074
Income from operations	4,620	3,837	8,255	6,962
Interest expense, net	1,004	906	2,084	1,846
Income before income taxes	3,616	2,931	6,171	5,116
Income tax expense	1,049	855	1,790	1,488
Net income	$2,567	$2,076	$4,381	$3,628

Net income per share - basic	$0.20	$0.17	$0.35	$0.30
Net income per share - diluted	$0.19	$0.16	$0.32	$0.28
Weighted average common stock outstanding
Basic	12,544	12,299	12,521	12,193
Diluted	13,570	13,003	13,568	12,886

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$420	$1,357
Accounts receivable	41,675	32,541
Other current assets	3,469	3,499
Total current assets	45,564	37,397
Equipment and improvements, net	2,593	3,339
Operating lease right-of-use assets	21,055	22,427
Deferred taxes, net	—	37
Goodwill	65,643	67,144
Intangible assets, net	50,762	52,612
Other long-term assets	539	606
Total assets	$186,156	$183,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current, net of deferred financing costs	$3,124	$6,727
Operating lease liabilities - current	2,130	2,045
Accrued payroll	12,012	10,611
Accounts payable, accrued expenses, and other current liabilities	30,824	28,578
Total current liabilities	48,090	47,961
Long-term liabilities:
Deferred taxes, net	1,475	—
Debt obligations - long-term, net of deferred financing costs	57,199	60,544
Operating lease liabilities - long-term	20,499	21,620
Total long-term liabilities	79,173	82,164
Total liabilities	127,263	130,125
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,545 and 12,404 at March 31, 2021 and September 30, 2020, respectively	13	12
Additional paid-in capital	86,942	85,868
Accumulated deficit	(28,062)	(32,443)
Total shareholders’ equity	58,893	53,437
Total liabilities and shareholders' equity	$186,156	$183,562

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2021	2020
Operating activities
Net income	$4,381	$3,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,091	3,619
Amortization of deferred financing costs	413	374
Stock based compensation expense	844	384
Deferred taxes, net	1,512	1,258
Gain from lease modification	—	(121)
Changes in operating assets and liabilities
Accounts receivable	(9,134)	(11,722)
Other current assets	30	(1,211)
Accrued payroll	1,401	1,913
Accounts payable, accrued expenses, and other current liabilities	2,245	2,280
Other long-term assets/liabilities	336	260
Net cash provided by operating activities	6,119	662
Investing activities
Business acquisition adjustment, net of cash acquired	59	—
Purchase of equipment and improvements	(53)	(141)
Net cash provided by (used in) investing activities	6	(141)
Financing activities
Borrowing on revolving line of credit, net	—	2,000
Repayment of senior debt	(7,250)	(3,000)
Payment of debt financing costs	(43)	(3)
Repurchase of common stock	—	(211)
Proceeds from issuance of common stock upon exercise of options	231	27
Net cash used in financing activities	(7,062)	(1,187)

Net change in cash and cash equivalents	(937)	(666)
Cash and cash equivalents at beginning of period	1,357	1,790
Cash and cash equivalents at end of period	$420	$1,124

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,639	$1,583
Cash paid during the period for income taxes	$184	$409
Supplemental disclosures of non-cash activity
Non-cash cancellation of common stock	$—	$211

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Six Months Ended March 31, 2021
Balance at September 30, 2020	12,404	$12	$—	$—	$85,868	$(32,443)	$53,437
Expense related to director restricted stock unit	78	—	—	—	232	—	232
Expense related to employee stock based compensation	—	—	—	—	612	—	612
Exercise of stock options	63	1	—	—	230	—	231
Net income	—	—	—	—	—	4,381	4,381
Balance at March 31, 2021	12,545	$13	—	$—	$86,942	$(28,062)	$58,893
Three Months Ended March 31, 2021
Balance at December 31, 2020	12,544	$13	—	$—	$86,551	$(30,629)	$55,935
Expense related to director restricted stock unit	—	—	—	—	116	—	116
Expense related to employee stock based compensation	—	—	—	—	270	—	270
Exercise of stock options	1	—	—	—	5	—	5
Net income	—	—	—	—	—	2,567	2,567
Balance at March 31, 2021	12,545	$13	—	—	$86,942	$(28,062)	$58,893

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Six Months Ended March 31, 2020
Balance at September 30, 2019	12,036	$12	$—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to director restricted stock unit	90	—	—	—	173	—	173
Expense related to employee stock options	—	—	—	—	211	—	211
Repurchases of common stock	—	—	28	(113)	—	—	(113)
Cancellation of common stock	(117)	—	(28)	113	(211)	—	(98)
Exercise of stock options	345	—	—	—	27	—	27
Net income	—	—	—	—	—	3,628	3,628
Balance at March 31, 2020	12,354	$12	—	$—	$85,314	$(35,929)	$49,397
Three Months Ended March 31, 2020
Balance at December 31, 2019	12,124	$12	$27	$(111)	$85,249	$(38,005)	$47,145
Expense related to director restricted stock unit	—	—	—	—	87	—	87
Expense related to employee stock options	—	—	—	—	95	—	95
Exercise of stock options	325	—	—	—	—	—	—
Repurchases of common stock	—	—	1	(2)	—	—	(2)
Cancellation of common stock	(95)	—	(28)	113	(117)	—	(4)
Net income	—	—	—	—	—	2,076	2,076
Balance at March 31, 2020	12,354	$12	—	$—	$85,314	$(35,929)	$49,397

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Amounts as of and for the periods ended March 31, 2021 and March 31, 2020 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on December 7, 2020.

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

Our two largest customers are the Department of Veteran Affairs ("VA") and the Department of Health and Human Services ("HHS"). The VA comprised approximately 47% and 46% of revenue for the six months ended March 31, 2021 and 2020, respectively, and HHS comprised approximately 36% and 47% of revenue for the six months ended March 31, 2021 and 2020, respectively.

3. New Accounting Pronouncements

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

In April 2020, the FASB issued a Staff Q&A, Topic 842 and 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic in order to provide clarity regarding the accounting treatment for lease concessions provided as a result of COVID-19. Under existing lease guidance, changes to certain lease terms not specified in the original lease agreement require modification accounting treatment. To provide relief, the FASB Staff Q&A permits alternatives to modification accounting under Topic 842. For concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee, we are not required to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the lease agreement and can elect to apply or not apply the lease modification guidance in Topic 842. For fiscal year 2021, we elected to account for lease concessions received for one of our operating leases as a resolution of a contingency, whereby we remeasured our lease liability and recorded the adjustment against the right-of-use asset, without reassessing lease classification or modifying the original discount rate. As a result of this election, our lease liability and right-of-use-asset decreased by less than $0.1 million.

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

Long-Lived Assets

Our long-lived assets include equipment and improvements, intangible assets, right-of-use assets, and goodwill. The Company continues to review long-lived assets for possible impairment or loss of value at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

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

Goodwill

At September 30, 2020, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $67 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2020. For the six months ended March 31, 2021, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2021 or September 30, 2020. We report interest and penalties as a component of income tax expense. During the three and six months ended March 31, 2021 and March 31, 2020, we recognized no interest and no penalties related to income taxes.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of March 31, 2021 and September 30, 2020, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of March 31, 2021 and September 30, 2020, the Company has not issued any preferred stock.

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

    The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	March 31,	September 30,
	2021	2020
Contract assets	$7,103	$7,943
Contract liabilities	$317	$200

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by these categories:

Revenue by customer (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Department of Veterans Affairs	$27,871	$25,556	$55,513	$49,619
Department of Health and Human Services	23,341	25,861	43,503	49,951
Department of Defense	7,522	342	14,502	673
Other	2,772	3,039	5,840	6,793
Total revenue	$61,506	$54,798	$119,358	$107,036

Revenue by contract type (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Time and materials	$46,508	$38,162	$90,702	$74,603
Cost reimbursable	12,005	15,430	23,726	30,046
Firm fixed price	2,993	1,206	4,930	2,387
Total revenue	$61,506	$54,798	$119,358	$107,036

Revenue by whether the Company acts as a prime contractor or a subcontractor (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Prime contractor	$53,888	$50,920	$105,652	$99,815
Subcontractor	7,618	3,878	13,706	7,221
Total revenue	$61,506	$54,798	$119,358	$107,036

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term plus lease payments made to the lessor before or at lease commencement less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of March 31, 2021, operating leases for facilities and equipment have remaining lease terms of 1.8 to 10.0 years.

The following table summarizes lease balances in our consolidated balance sheets at March 31, 2021 and September 30, 2020 (in thousands):

	March 31, 2021	September 30, 2020
Operating lease right-of-use assets	$21,055	$22,427

Operating lease liabilities, current	$2,130	$2,045
Operating lease liabilities - long-term	20,499	21,620
Total operating lease liabilities	$22,629	$23,665

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease was assumed from the acquisition of Social & Scientific Systems, Inc. ("S3") in fiscal 2019. The sublease term is 5 years with two additional 1-year term extension options.

The Company's lease costs are included within general and administrative costs in our Consolidated Statements of Operations. For the three and six months ended March 31, 2021 and March 31, 2020, total lease costs for our operating leases are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating	$890	$1,253	$1,860	$2,565
Short-term	42	47	71	103
Variable	25	3	30	23
Sublease income	(92)	(79)	(187)	(128)
Total lease costs	$865	$1,224	$1,774	$2,563

The Company's future minimum lease payments as of March 31, 2021 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2021 (remaining)	$1,657
2022	3,501
2023	3,391
2024	3,251
2025	3,092
Thereafter	14,684
Total future lease payments	29,576
Less: imputed interest	(6,947)
Present value of future minimum lease payments	22,629
Less: current portion of operating lease liabilities	(2,130)
Long-term operating lease liabilities	$20,499

Other information related to our leases are as follows:

March 31, 2021
Weighted-average remaining lease term	8.7 years
Weighted-average discount rate	5.99%

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Amounts in thousands)	Ref	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities		$786	$1,197	$1,667	$2,467
New lease liabilities, net of new right-of-use assets	(a)	$—	$—	$—	$245
Lease liabilities arising from obtaining right-of-use-assets	(a)	$—	$—	$—	$7,179

Ref (a): Changes resulted from an amended and remeasured operating lease

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		March 31,	September 30,
	Ref	2021	2020
Billed receivables		$34,572	$24,598
Contract assets		7,103	7,943
Total accounts receivable		41,675	32,541
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$41,675	$32,541

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2021 or September 30, 2020.

Other current assets

	(in thousands)
	March 31,	September 30,
	2021	2020
Prepaid insurance and benefits	$255	$665
Other receivables	1,524	1,363
Other prepaid expenses	1,690	1,471
Other current assets	$3,469	$3,499

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2021	2020
Furniture and equipment		$958	$958
Computer equipment		1,212	1,171
Computer software		4,353	4,341
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,118	8,065
Less accumulated depreciation and amortization	(a)	(5,525)	(4,726)
Equipment and improvements, net		$2,593	$3,339

Ref (a): Depreciation expense was $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively and $0.8 million and $1.2 million for the six months ended March 31, 2021 and 2020, respectively.

Intangible assets

		(in thousands)
		March 31,	September 30,
	Ref	2021	2020
Intangible assets	(a)
Customer contracts and related customer relationships		$62,281	$45,600
Covenants not to compete		522	480
Trade name		3,051	2,109
Acquired intangibles - IBA acquisition	(b)	—	16,223
Total intangible assets		65,854	64,412
Less accumulated amortization
Customer contracts and related customer relationships		(14,264)	(11,150)
Covenants not to compete		(238)	(212)
Trade name		(590)	(438)
Total accumulated amortization		(15,092)	(11,800)
Intangible assets, net		$50,762	$52,612

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.6 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively and $3.3 million and $2.4 million for the six months ended March 31, 2021 and 2020, respectively.

Ref (b): Intangible assets reported at September 30, 2020 from the acquisition of IBA were based on an estimate and revised in the first quarter of fiscal 2021. A third party valued the acquired intangibles to be the $17.7 million; $16.7 million was attributable to customer contracts and customer relationships, and $0.9 million to trade name, and $0.1 million to covenants not to compete,

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2021	$3,293
Fiscal 2022	6,585
Fiscal 2023	6,585
Fiscal 2024	6,585
Fiscal 2025	6,585
Thereafter	21,129
Total amortization expense	$50,762

Goodwill

The changes in the carrying amount of goodwill as of March 31, 2021 are as follows:

		(in thousands)
	Ref	Total
Balance at September 30, 2019		$52,758
Preliminary increase from IBA acquisition		14,386
Balance at September 30, 2020		67,144
Preliminary adjustment from IBA acquisition	(a)	(1,694)
Balance at December 31, 2020		65,450
Final adjustment from IBA acquisition	(a)	193
Balance at March 31, 2021		$65,643

Ref (a): The adjustments were determined based on third party valuation.

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	March 31,	September 30,
	2021	2020
Accounts payable	$15,891	$14,645
Accrued benefits	2,882	2,833
Accrued bonus and incentive compensation	1,492	2,340
Accrued workers' compensation insurance	6,512	5,529
Other accrued expenses	4,047	3,231
Accounts payable, accrued expenses, and other current liabilities	$30,824	$28,578

Debt obligations

	(in thousands)
	March 31,	September 30,
	2021	2020
Bank term loan	$62,750	$70,000
Less unamortized deferred financing costs	(2,427)	(2,729)
Net bank debt obligations	60,323	67,271
Less current portion of bank debt obligations, net of deferred financing costs	(3,124)	(6,727)
Long-term portion of bank debt obligations, net of deferred financing costs	$57,199	$60,544

Interest expense

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(Amounts in thousands)	Ref	2021	2020	2021	2020
Interest expense	(a)	$(801)	$(742)	$(1,671)	$(1,593)
Amortization of deferred financing costs	(b)	(203)	(164)	(413)	(374)
Other income (expense), net	(c)	—	—	—	121
Interest expense, net		$(1,004)	$(906)	$(2,084)	$(1,846)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit
Ref (c): Gain on lease modification due to a lease amendment

8. Credit Facilities

A summary of this loan facility as of March 31, 2021, is as follows:

	($ in Millions)
	As of March 31, 2021
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania ("FNB")	Secured term loan (a)	$62.8	LIBOR* + 3.5%	09/30/2025
First National Bank of Pennsylvania ("FNB")	Secured revolving line of credit (b)	$—	LIBOR* + 3.5%	09/30/2025

*LIBOR rate as of March 31, 2021 was 0.12%. As of March 31, 2021, our LIBOR rate is subject to a minimum floor of 0.5%.
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

We are required to pay quarterly amortization payments, which commenced in December 2020 through September 2025. The annual amortization amounts are $7.0 million for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are equal installments. The Company made voluntary prepayments of term debt of $3.8 million during the quarter ended March 31, 2021, which satisfies mandatory principal amortization until December 31, 2021.

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

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap for the current fiscal year is $28.8 million and matures in 2024. The notional amount was $36 million in the prior fiscal year. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the six months ended March 31, 2021, interest expense has been increased by $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter, but has no outstanding balance at March 31, 2021.
The Company's total borrowing availability, based on eligible accounts receivables at March 31, 2021, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2021, there were 2.0 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
(Amounts in thousands)		2021	2020	2021	2020
DLH employees	(a)	$270	$95	$612	$211
Non-employee directors	(b)	116	87	232	173
Total stock option expense		$386	$182	$844	$384

Ref (a): Equity grants of restricted stock units were made in accordance with the DLH long-term incentive compensation policy for Named Executive Officers ("NEO") and totaled 147,431 restricted stock units issued and outstanding at March 31, 2021.

Ref (b): Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and totaled 63,177 restricted stock units issued and outstanding at March 31, 2021.

Unrecognized stock-based compensation expense (in thousands)

		March 31,
	Ref	2021
Unrecognized expense for DLH employees	(a)	$3,888
Unrecognized expense for non-employee directors		234
Total unrecognized expense		$4,122

Ref (a): The remaining compensation expense is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company's common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.39 years.

Stock option activity for the six months ended March 31, 2021

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2020	2,129	$6.14	7.4	$6,593
Exercised	(63)	$3.62	—	—
Granted	245	$10.04	—	—
Cancelled	(25)	$6.28	—	—
Options outstanding, March 31, 2021	2,286	$7.03	7.5	$11,407

Stock options shares outstanding, vested, and unvested for the periods ended

		(in thousands)
		March 31,	September 30,
	Ref	2021	2020
Vested and exercisable	(a)	1,362	1,213
Unvested	(b)	924	916
Options outstanding		2,286	2,129

Ref (a): Weighted average exercise price of vested and exercisable shares was $2.75 and $2.25 at March 31, 2021 and September 30, 2020, respectively. Aggregate intrinsic value was approximately $9.8 million and $6.1 million at March 31, 2021 and September 30, 2020, respectively. Weighted average contractual term remaining was 4.6 and 4.6 years at March 31, 2021 and September 30, 2020, respectively.

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

	(In thousands, except for per share amounts)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Numerator:
Net income	$2,567	$2,076	$4,381	$3,628
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,544	12,299	12,521	12,193
Effect of dilutive securities:
Stock options and restricted stock	1,026	704	1,047	693
Denominator for diluted net income per share - weighted-average outstanding shares	13,570	13,003	13,568	12,886

Net income per share - basic	$0.20	$0.17	$0.35	$0.30
Net income per share - diluted	$0.19	$0.16	$0.32	$0.28

11. Commitments and Contingencies

Contractual obligations as of March 31, 2021

		Payments Due Per Fiscal Year
		(Remaining)
(Amounts in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$62,750	$—	$6,750	$8,750	$8,750	$38,500	$—
Facility leases	29,316	1,615	3,418	3,308	3,199	3,092	14,684
Equipment operating leases	260	42	83	83	52	—	—
Total Contractual Obligations	$92,326	$1,657	$10,251	$12,141	$12,001	$41,592	$14,684

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2021 and September 30, 2020 was $6.5 million and $5.5 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three and six months ended March 31, 2021 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2020, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and its impact on the economy and demand for our services, are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the risk that we will not realize the anticipated benefits of an acquisition; the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.
Business and Markets Overview

DLH Holdings Corp. is a provider of technology-enabled business process outsourcing and program management solutions, and public health research and analytics offerings. We are primarily focused on improving and better deploying large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"). Incorporated in New Jersey in 1969, the Company contracts with its government customers through its subsidiaries.

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

•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences;

The following table summarizes the revenues by market for the six months ended March 31, 2021 and 2020, respectively:

	Six Months Ended
	March 31,
	2021		2020
(Amounts in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense and Veteran Health Solutions	$70,442	59%	$50,133	47%
Human Services and Solutions	16,306	14%	22,116	21%
Public Health and Life Sciences	32,610	27%	34,787	32%
Total revenue	$119,358	100%	$107,036	100%

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 89% of our revenue for the six months ended March 31, 2021;

•strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past nine years; and

•targeted expansion in critical national priority markets with Federal budget stability to include public health and epidemiological support related to COVID-19.

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue for the six months ended March 31, 2021 is distributed to time and materials contracts (76%), cost reimbursable contracts (20%) and firm fixed price contracts (4%). We provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the six months ended March 31, 2021 and 2020, respectively:

	Six Months Ended
	March 31,
	2021		2020
(Amounts in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$55,513	47%	$49,619	46%
Department of Health and Human Services	43,503	36%	49,951	47%
Department of Defense	14,502	12%	673	1%
Customers with less than 10% share of total revenue	5,840	5%	6,793	6%
Total revenue	$119,358	100%	$107,036	100%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. Nine contracts for pharmacy services, which represent revenues of approximately $31.8 million and $27.8 million for the six months ended March 31, 2021 and 2020, are currently operating under extensions through October 2021.

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

The remaining seven contracts for logistics services, which represent approximately $23.7 million and $21.8 million of revenues for the six months ended March 31, 2021 and 2020, have an expiration date of May 31, 2021. In April 2021, we were awarded a follow-on contract to provide medical logistics to the VA's CMOPs. The contract includes a base period of one year, with four one-year options, for a total value of $202 million. The VA initially evaluated proposals from various tiers of small businesses for potentially awarding a set-aside contract. Subsequently, the VA removed all other set-aside tiers from consideration and evaluated proposals from the large business tier in making its award to DLH. The contract award is currently under protest and we expect the new contract to begin following successful resolution of the protest. As such, the existing contract has been extended through August 2021.

The Company's contract with HHS in support of its Head Start program generated $13.4 million and $18.7 million of its revenue for the six months ended March 31, 2021 and 2020, respectively. This contract has a period of performance through April 2025.

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

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At March 31, 2021, our total backlog was approximately $608.7 million compared to $688.4 million as of September 30, 2020. Our total backlog excludes the CMOP logistics contract of $202 million which was awarded in April 2021 and is currently under protest.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At March 31, 2021, our funded backlog was approximately $84.6 million, and our unfunded backlog was $524.1 million.

Forward Looking Business Trends

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions continue to be highly volatile due to the COVID-19 pandemic, which has resulted in both market size contractions due to economic slowdowns and government restrictions on movement. While the rollout of vaccines is positively correlated to an improvement in macroeconomic indicators and a reduction of some restrictions on economic activity, there continues to be significant uncertainty as to the effects of the pandemic on the economy, which may continue to impact our results of operations or cash flows. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. While the pandemic continues to have minor offsetting impacts due to social distancing and travel restrictions, we do not expect material impacts to our consolidated results of operations from COVID-19 in this fiscal year.
The pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and have been able to broadly maintain our operations. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we have been and expect to continue to execute on the remainder of our contracts through remote and teleworking arrangements. We continue to monitor the evolving situation related to the COVID-19 pandemic and intend to continue to work with government authorities and other stakeholders to assess further potential implications to us, continue with employee safety measures to ensure that we are able to continue our operations during the pandemic, and take other actions where appropriate to mitigate other adverse consequences. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated. To date we have experienced continuity in the majority of our work for our government clients. While there have been postponements of events and challenges around some project work requiring travel, overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue. It would be reasonable to expect some deterioration of certain client activities due to COVID-19. The longer the duration of the pandemic, the rise of new strains of the virus, and challenges faced in the rollout of vaccines, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows. However, we also believe that we are likely to see additional demand from federal agencies such as the CDC and the NIH for our services.
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

Results of Operations for the three months ended March 31, 2021 and 2020

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	March 31, 2021		March 31, 2020		Change
Revenue	$61,506	100.0%	$54,798	100.0%	$6,708
Cost of operations:
Contract costs	48,722	79.2%	42,941	78.4%	5,781
General and administrative costs	6,135	10.0%	6,260	11.4%	(125)
Depreciation and amortization	2,029	3.3%	1,760	3.2%	269
Total operating costs	56,886	92.5%	50,961	93.0%	5,925
Income from operations	4,620	7.5%	3,837	7.0%	783
Interest expense, net	1,004	1.6%	906	1.7%	98
Income before income taxes	3,616	5.9%	2,931	5.3%	685
Income tax expense	1,049	1.7%	855	1.6%	194
Net income	$2,567	4.2%	$2,076	3.7%	491
Net income per share - basic	$0.20		$0.17		$0.03
Net income per share - diluted	$0.19		$0.16		$0.03

Revenue

Revenue for the three months ended March 31, 2021 was $61.5 million, an increase of $6.7 million or 12.2% over the prior year period. The increase in revenue is due primarily to the inclusion of revenue from our acquisition of Irving Burton Associates, LLC ("IBA"), which generated $7.4 million of revenue, offset in part by reductions in organic revenue, principally from reduced reimbursement of travel expenses resulting from pandemic-related travel restrictions.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended March 31, 2021, contract costs increased by approximately $5.8 million, principally due to the addition of IBA.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs decreased as compared to the prior fiscal year period by $0.1 million, reflecting the timing of certain business development activity. As a percent of revenue, general and administrative costs decreased due to improved operating leverage derived from an expanded business base.

For the three months ended March 31, 2021, depreciation and amortization costs were approximately $0.4 million and $1.6 million, respectively, as compared to approximately $0.6 million and $1.2 million for the prior fiscal year period. The increase of $0.3 million was principally due to the amortization of the acquired definite-lived intangible assets of IBA.

Interest Expense, net

Interest expense, net, includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended March 31, 2021 and 2020, interest expense was approximately $1.0 million and $0.9 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of IBA.

Income Tax Expense

For the three months ended March 31, 2021 and 2020, DLH recorded a $1.0 million and $0.9 million provision for tax expense, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 was 29%.

Results of Operations for the six months ended March 31, 2021 and 2020

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change
Consolidated Statement of Income:	March 31, 2021		March 31, 2020		$
Revenue	$119,358	100.0%	$107,036	100.0%	$12,322
Cost of Operations:
Contract Costs	94,727	79.4%	84,281	78.7%	10,446
General and administrative expenses	12,285	10.3%	12,174	11.4%	111
Depreciation and amortization	4,091	3.4%	3,619	3.4%	472
Total operating costs	111,103	93.1%	100,074	93.5%	11,029
Income from operations	8,255	6.9%	6,962	6.5%	1,293
Interest	2,084	1.7%	1,846	1.7%	238
Income before income taxes	6,171	5.2%	5,116	4.8%	1,055
Income tax expense, net	1,790	1.5%	1,488	1.4%	302
Net income	$4,381	3.7%	$3,628	3.4%	$753

Net income per share - basic	$0.35		$0.30		$0.05
Net income per share - diluted	$0.32		$0.28		$0.04

Revenue

Revenue for the six months ended March 31, 2021 was $119.4 million, an increase of $12.3 million or 11.5% over the prior year period. The increase in revenue is due primarily to the inclusion of revenue from IBA, which generated $14.4 million of revenue, offset in part by reductions in organic revenue, principally from reduced reimbursement of travel expenses resulting from pandemic-related travel restrictions.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the six months ended March 31, 2021, contract costs increased by approximately $10.4 million principally due to the addition of IBA.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the same period in the prior fiscal year by $0.1 million primarily from the inclusion of IBA. As a percent of revenue, general and administrative costs decreased due to improved operating leverage derived from an expanded business base.

For the six months ended March 31, 2021, depreciation and amortization costs were approximately $0.8 million and $3.3 million, respectively, as compared to approximately $1.2 million and $2.4 million for the prior fiscal year period. The increase of $0.5 million was principally due to the amortization of the acquired definite-lived intangible assets of IBA.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the six months ended March 31, 2021 and 2020, interest expense, net was approximately $2.1 million and $1.8 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of IBA.

Income Tax Expense

For the six months ended March 31, 2021 and 2020, DLH recorded a $1.8 million and $1.5 million provision for tax expense, respectively. The effective tax rate for the six months ended March 31, 2021 and 2020 was 29%.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three and six months ended March 31, 2021 was approximately $6.6 million and $12.3 million, respectively. The increase of approximately $1.1 million and $1.8 million from the same periods in the prior fiscal year was principally due to the contribution of IBA and effective management of general and administrative expenses.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in thousands)	2021	2020	Change	2021	2020	Change
Net income	$2,567	$2,076	$491	$4,381	$3,628	$753
(i) Interest expense, net	1,004	906	98	2,084	1,846	238
(ii) Provision for taxes	1,049	855	194	1,790	1,488	302
(iii) Depreciation and amortization	2,029	1,760	269	4,091	3,619	472
EBITDA	$6,649	$5,597	$1,052	$12,346	$10,581	$1,765

Liquidity and capital management

As of March 31, 2021, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2021, we have $25.0 million of available borrowing capacity on the revolving line of credit and do not have an outstanding balance.

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

A summary of the change in cash and cash equivalents is presented below:

	(in thousands)
	Six Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$6,119	$662
Net cash provided by (used in) investing activities	6	(141)
Net cash used in financing activities	(7,062)	(1,187)
Net change in cash and cash equivalents	$(937)	$(666)

For the six months ended March 31, 2021, the Company generated $6.1 million in cash flows from operations. Cash provided by investing activities during the three months ended March 31, 2021 was less than $0.1 million and primarily due to the final working capital adjustment from the IBA acquisition. Cash used in financing activities was $7.1 million during the six months ended March 31, 2021. We made net repayments under our credit facility of $7.2 million during the six months ended March 31, 2021. We intend to continue using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash and cash equivalents

As of March 31, 2021, our immediate sources of liquidity include cash and cash equivalents of approximately $0.4 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2021, we had unused borrowing capacity of $23.0 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facility

A summary of our secured loan facility for the period ended March 31, 2021 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$62.8	million	LIBOR* + 3.5%	September 30, 2025
Secured revolving line of credit $25 million ceiling (b)	$—	million	LIBOR* + 3.5%	September 30, 2025

*LIBOR rate as of March 31, 2021 was 0.12%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

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

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company has accessed funds from the revolving credit facility during the quarter, but has no balance outstanding at March 31, 2021.
The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of March 31, 2021

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$62,750	$3,250	$16,625	$42,875	$—
Facility leases	29,316	3,347	6,646	6,214	13,109
Equipment operating leases	260	83	166	11	—
Total Contractual Obligations	$92,326	$6,680	$23,437	$49,100	$13,109

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $28.8 million for the current fiscal year and was $36 million in the prior fiscal year; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.3 million per year. As of March 31, 2021, the interest rate on the floating interest rate debt was 3.62%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: May 5, 2021