Form 10-Q
period 2021-06-30
DLH Holdings Corp.
filed 2021-08-04
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission File No. 0-18492

DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey			22-1899798
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3565 Piedmont Road,	Building 3,	Suite 700	30305
Atlanta,	Georgia		(Zip code)
(Address of principal executive offices)
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

Large accelerated filer ☐	☐	Accelerated filer ☐

Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,544,906 shares of Common Stock, par value $0.001 per share, were outstanding as of July 30, 2021.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$61,555	$51,459	$180,913	$158,495
Cost of Operations:
Contract costs	48,365	39,615	143,092	123,895
General and administrative costs	6,237	6,323	18,522	18,497
Depreciation and amortization	2,014	1,721	6,105	5,340
Total operating costs	56,616	47,659	167,719	147,732
Income from operations	4,939	3,800	13,194	10,763
Interest expense, net	893	813	2,977	2,659
Income before income taxes	4,046	2,987	10,217	8,104
Income tax expense	1,166	863	2,956	2,352
Net income	$2,880	$2,124	$7,261	$5,752

Net income per share - basic	$0.23	$0.17	$0.58	$0.47
Net income per share - diluted	$0.21	$0.16	$0.54	$0.44
Weighted average common stock outstanding
Basic	12,545	12,354	12,529	12,246
Diluted	13,655	13,228	13,694	13,050

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$739	$1,357
Accounts receivable	36,409	32,541
Other current assets	3,632	3,499
Total current assets	40,780	37,397
Equipment and improvements, net	2,226	3,339
Operating lease right-of-use assets	20,481	22,427
Deferred taxes, net	—	37
Goodwill	65,643	67,144
Intangible assets, net	49,115	52,612
Other long-term assets	506	606
Total assets	$178,751	$183,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current, net of deferred financing costs	$—	$6,727
Operating lease liabilities - current	2,186	2,045
Accrued payroll	10,208	10,611
Accounts payable, accrued expenses, and other current liabilities	32,630	28,578
Total current liabilities	45,024	47,961
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	51,537	60,544
Operating lease liabilities - long-term	19,944	21,620
Total long-term liabilities	71,481	82,164
Total liabilities	116,505	130,125
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,545 and 12,404 at June 30, 2021 and September 30, 2020, respectively	13	12
Additional paid-in capital	87,415	85,868
Accumulated deficit	(25,182)	(32,443)
Total shareholders’ equity	62,246	53,437
Total liabilities and shareholders' equity	$178,751	$183,562

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2021	2020
Operating activities
Net income	$7,261	$5,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,105	5,340
Amortization of deferred financing costs	610	551
Stock-based compensation expense	1,317	566
Deferred taxes, net	2,177	1,987
Gain from lease modification	—	(121)
Changes in operating assets and liabilities
Accounts receivable	(3,868)	(6,409)
Other current assets	(133)	(1,941)
Accrued payroll	(403)	636
Accounts payable, accrued expenses, and other current liabilities	1,912	3,620
Other long-term assets/liabilities	410	726
Net cash provided by operating activities	15,388	10,707
Investing activities
Business acquisition adjustment, net of cash acquired	59	—
Purchase of equipment and improvements	(53)	(152)
Net cash provided by (used in) investing activities	6	(152)
Financing activities
Repayment of secured term loan	(16,200)	(11,500)
Payment of deferred financing costs	(43)	(3)
Repurchased shares of common stock held as treasury stock	—	(211)
Proceeds from issuance of common stock upon exercise of options	231	27
Net cash used in financing activities	(16,012)	(11,687)

Net change in cash and cash equivalents	(618)	(1,132)
Cash and cash equivalents at beginning of period	1,357	1,790
Cash and cash equivalents at end of period	$739	$658

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,321	$2,207
Cash paid during the period for income taxes	$396	$432
Supplemental disclosures of non-cash activity
Non-cash cancellation of common stock	$—	$211

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Nine Months Ended June 30, 2021
Balance at September 30, 2020	12,404	$12	—	$—	$85,868	$(32,443)	$53,437
Expense related to director restricted stock unit	78	—	—	—	349	—	349
Expense related to employee stock-based compensation	—	—	—	—	968	—	968
Exercise of stock options	63	1	—	—	230	—	231
Net income	—	—	—	—	—	7,261	7,261
Balance at June 30, 2021	12,545	$13	—	$—	$87,415	$(25,182)	$62,246
Three Months Ended June 30, 2021
Balance at March 31, 2021	12,545	$13	—	$—	$86,942	$(28,062)	$58,893
Expense related to director restricted stock unit	—	—	—	—	117	—	117
Expense related to employee stock-based compensation	—	—	—	—	356	—	356
Exercise of stock options	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,880	2,880
Balance at June 30, 2021	12,545	$13	—	$—	$87,415	$(25,182)	$62,246

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Nine Months Ended June 30, 2020
Balance at September 30, 2019	12,036	$12	—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to employee stock-based compensation	90	—	—	—	260	—	260
Expense related to employee stock options	—	—	—	—	306	—	306
Repurchases of common stock	—	—	28	(113)	—	—	(113)
Cancellation of common stock	(117)	—	(28)	113	(211)	—	(98)
Exercise of stock options	345	—	—	—	27	—	27
Net income	—	—	—	—	—	5,752	5,752
Balance at June 30, 2020	12,354	$12	—	$—	$85,496	$(33,805)	$51,703
Three Months Ended June 30, 2020
Balance at March 31, 2020	12,354	$12	—	$—	$85,314	$(35,929)	$49,397
Expense related to director restricted stock unit	—	—	—	—	87	—	87
Expense related to employee stock-based compensation	—	—	—	—	95	—	95
Net income	—	—	—	—	—	2,124	2,124
Balance at June 30, 2020	12,354	$12	—	$—	$85,496	$(33,805)	$51,703

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2021

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Amounts as of and for the periods ended June 30, 2021 and June 30, 2020 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on December 7, 2020.

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

A major customer is defined as a customer from whom we derive at least 10% of our revenues. Our three largest customers are the Department of Veteran Affairs ("VA"), the Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"). The following table summarizes the revenues by customer for the nine months ended June 30, 2021 and 2020, respectively:

	Nine Months Ended
	June 30,
	2021		2020
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$83,010	46%	$74,402	47%
Department of Health and Human Services	66,748	37%	73,263	46%
Department of Defense	22,103	12%	943	1%
Customers with less than 10% share of total revenue	9,052	5%	9,887	6%
Total Revenue	$180,913	100%	$158,495	100%

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

In April 2020, the FASB issued a Staff Q&A, Topic 842 and 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic in order to provide clarity regarding the accounting treatment for lease concessions provided as a result of COVID-19. Under existing lease guidance, changes to certain lease terms not specified in the original lease agreement require modification accounting treatment. To provide relief, the FASB Staff Q&A permits alternatives to modification accounting under Topic 842. For concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee, we are not required to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the lease agreement and can elect to apply or not apply the lease modification guidance in Topic 842. In fiscal year 2021, we elected to account for lease concessions received for one of our operating leases as a resolution of a contingency, whereby we remeasured our lease liability and recorded the adjustment against the right-of-use asset, without reassessing lease classification or modifying the original discount rate. As a result of this election, our lease liability and right-of-use-asset decreased by less than $0.1 million.

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

Goodwill

At September 30, 2020, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $67 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2020. For the nine months ended June 30, 2021, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2021 or September 30, 2020. We report interest and penalties as a component of income tax expense. During the three and nine months ended June 30, 2021 and June 30, 2020, we recognized no interest and no penalties related to income taxes.

Stock-Based Compensation

The Company uses the fair value-based method for stock-based compensation. Options issued are designated as either an incentive stock option or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo binomial and Black Scholes option pricing models, as appropriate to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to common stock.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of June 30, 2021 and September 30, 2020, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of June 30, 2021 and September 30, 2020, the Company had not issued any preferred stock.

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

    The following table summarizes the contract balances recognized on the Company's consolidated balance sheets:

	(in thousands)
	June 30,	September 30,
	2021	2020
Contract assets	$6,084	$7,943
Contract liabilities	$355	$200

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by these categories:

Revenue by customer (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Department of Veterans Affairs	$27,496	$24,783	$83,010	$74,402
Department of Health and Human Services	23,245	23,312	66,748	73,263
Department of Defense	7,601	270	22,103	943
Other	3,213	3,094	9,052	9,887
Total Revenue	$61,555	$51,459	$180,913	$158,495

Revenue by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Time and Materials	$46,790	$36,315	$137,492	$110,918
Cost Reimbursable	12,070	13,841	35,796	43,887
Firm Fixed Price	2,695	1,303	7,625	3,690
Total Revenue	$61,555	$51,459	$180,913	$158,495

Revenue by whether the Company acts as a prime contractor or a subcontractor (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Prime Contractor	$53,407	$47,649	$159,059	$147,464
Subcontractor	8,148	3,810	21,854	11,031
Total Revenue	$61,555	$51,459	$180,913	$158,495

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term plus lease payments made to the lessor before or at lease commencement less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of June 30, 2021, operating leases for facilities and equipment have remaining lease terms of 1.5 to 9.8 years.

The following table summarizes lease balances in our consolidated balance sheets at June 30, 2021 and September 30, 2020 (in thousands):

	June 30,	September 30,
	2021	2020
Operating lease right-of-use assets	$20,481	$22,427

Operating lease liabilities, current	$2,186	$2,045
Operating lease liabilities - long-term	19,944	21,620
Total operating lease liabilities	$22,130	$23,665

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease was assumed from the acquisition of Social & Scientific Systems, Inc. ("S3") in fiscal 2019. The sublease term is 5 years with two additional 1-year term extension options.

For the three and nine months ended June 30, 2021 and June 30, 2020, total lease costs for our operating leases are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating	$903	$834	$2,763	$3,399
Short-term	18	30	88	133
Variable	40	28	70	51
Sublease income	(46)	(70)	(233)	(198)
Total lease costs	$915	$822	$2,688	$3,385

The Company's future minimum lease payments as of June 30, 2021 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2021 (remaining)	$823
2022	3,501
2023	3,391
2024	3,251
2025	3,092
Thereafter	14,684
Total future lease payments	28,742
Less: imputed interest	(6,612)
Present value of future minimum lease payments	22,130
Less: current portion of operating lease liabilities	(2,186)
Long-term operating lease liabilities	$19,944

Other information related to our leases are as follows:

June 30, 2021
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	6.00%

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(in thousands)	Ref	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities		$815	$336	$2,483	$2,803
New lease liabilities, net of new right-of-use assets	(a)	$—	$—	$—	$245
Lease liabilities arising from obtaining right-of-use-assets	(a)	$—	$—	$—	$7,179

Ref (a): Changes resulted from an amended and remeasured operating lease

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		June 30,	September 30,
	Ref	2021	2020
Billed receivables		$30,325	$24,598
Contract assets		6,084	7,943
Total accounts receivable		36,409	32,541
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$36,409	$32,541

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2021 or September 30, 2020.

Other current assets

	(in thousands)
	June 30,	September 30,
	2021	2020
Prepaid insurance and benefits	$891	$665
Other receivables	1,164	1,363
Other prepaid expenses	1,577	1,471
Other current assets	$3,632	$3,499

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2021	2020
Furniture and equipment		$958	$958
Computer equipment		1,212	1,171
Computer software		4,353	4,341
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,118	8,065
Less accumulated depreciation and amortization	(a)	(5,892)	(4,726)
Equipment and improvements, net		$2,226	$3,339

Ref (a): Depreciation expense was $0.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively and $1.2 million and $1.7 million for the nine months ended June 30, 2021 and 2020, respectively.

Intangible assets

		(in thousands)
		June 30,	September 30,
	Ref	2021	2020
Intangible assets	(a)
Customer contracts and related customer relationships		$62,281	$45,600
Covenants not to compete		522	480
Trade name		3,051	2,109
Acquired intangibles - IBA acquisition	(b)	—	16,223
Total intangible assets		65,854	64,412
Less accumulated amortization
Customer contracts and related customer relationships		(15,821)	(11,150)
Covenants not to compete		(251)	(212)
Trade name		(667)	(438)
Total accumulated amortization		(16,739)	(11,800)
Intangible assets, net		$49,115	$52,612

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.6 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively and $4.9 million and $3.6 million for the nine months ended June 30, 2021 and 2020, respectively.

Ref (b): Intangible assets reported at September 30, 2020 from the acquisition of IBA were based on an estimate and revised in the first quarter of fiscal 2021. A third party valuation firm valued the acquired intangibles to be the $17.7 million; $16.7 million was attributable to customer contracts and customer relationships, and $0.9 million to trade name, and $0.1 million to covenants not to compete.

Estimated amortization expense for future fiscal years:	(in thousands)
2021 (remaining)	$1,646
2022	6,585
2023	6,585
2024	6,585
2025	6,585
Thereafter	21,129
Total amortization expense	$49,115

Goodwill

The changes in the carrying amount of goodwill as of June 30, 2021 are as follows:

		(in thousands)
	Ref	Total
Balance at September 30, 2019		$52,758
Preliminary increase from IBA acquisition		14,386
Balance at September 30, 2020		67,144
Preliminary adjustment from IBA acquisition	(a)	(1,694)
Balance at December 31, 2020		65,450
Final adjustment from IBA acquisition	(a)	193
Balance at June 30, 2021		$65,643

Ref (a): The adjustments were determined based upon the final valuations performed by the third party valuation.

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	June 30,	September 30,
	2021	2020
Accounts payable	$15,990	$14,645
Accrued benefits	2,711	2,833
Accrued bonus and incentive compensation	1,786	2,340
Accrued workers' compensation insurance	6,519	5,529
Other accrued expenses	5,624	3,231
Accounts payable, accrued expenses, and other current liabilities	$32,630	$28,578

Debt obligations

	(in thousands)
	June 30,	September 30,
	2021	2020
Bank term loan	$53,800	$70,000
Less: unamortized deferred financing costs	(2,263)	(2,729)
Net bank debt obligations	51,537	67,271
Less: current portion of bank debt obligations, net of deferred financing costs	—	(6,727)
Long-term portion of bank debt obligations, net of deferred financing costs	$51,537	$60,544

Interest expense

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(in thousands)	Ref	2021	2020	2021	2020
Interest expense	(a)	$(696)	$(635)	$(2,367)	$(2,229)
Amortization of deferred financing costs	(b)	(197)	(178)	(610)	(551)
Other income (expense), net	(c)	—	—	—	121
Interest expense, net		$(893)	$(813)	$(2,977)	$(2,659)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit
Ref (c): Gain on lease modification due to a lease amendment

8. Credit Facilities

A summary of this loan facility as of June 30, 2021, is as follows:

	($ in Millions)
	As of June 30, 2021
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania ("FNB")	Secured term loan (a)	$53.8	LIBOR* + 3.5%	09/30/2025
First National Bank of Pennsylvania ("FNB")	Secured revolving line of credit (b)	$—	LIBOR* + 3.5%	09/30/2025

*LIBOR rate as of June 30, 2021 was 0.09%. As of June 30, 2021, our LIBOR rate is subject to a minimum floor of 0.5%.
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

We are required to pay quarterly amortization payments, which commenced in December 2020 through September 2025. The annual amortization amounts are $7.0 million for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are equal installments. The Company made voluntary prepayments of term debt of approximately $9.0 million during the quarter ended June 30, 2021 bringing the total amount paid on the secured term loan to $16.2 million. We have satisfied mandatory principal amortization until March 31, 2023.

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

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap for the current fiscal year is $28.8 million and matures in 2024. The notional amount was $36 million in the prior fiscal year. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the nine months ended June 30, 2021, interest expense has been increased by approximately $0.3 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million; as of June 30, 2021 we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company has no outstanding balance at June 30, 2021.
The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2021, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2021, there were 1.9 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
(in thousands)		2021	2020	2021	2020
DLH employees	(a)	$356	$95	$968	$306
Non-employee directors	(b)	117	87	349	260
Total stock option expense		$473	$182	$1,317	$566

Ref (a): Included in this amount are equity grants of restricted stock units to Named Executive Officers ("NEO"), which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to NEO and non-NEO company employees. The restricted stock units totaled 147,431 restricted stock units issued and outstanding at June 30, 2021.

Ref (b): Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and totaled 63,177 restricted stock units issued and outstanding at June 30, 2021.

Unrecognized stock-based compensation expense (in thousands)

		June 30,
	Ref	2021
Unrecognized expense for DLH employees	(a)	$3,565
Unrecognized expense for non-employee directors		117
Total unrecognized expense		$3,682

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

Stock option activity for the nine months ended June 30, 2021

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2020	2,129	$6.14	7.4	$6,593
Exercised	(63)	$3.62	—	—
Granted	245	$10.04	—	—
Cancelled	(35)	$7.36	—	—
Options outstanding, June 30, 2021	2,276	$—	7.4	$15,385

Stock options shares outstanding, vested, and unvested for the periods ended

		(in thousands)
		June 30,	September 30,
	Ref	2021	2020
Vested and exercisable	(a)	1,674	1,213
Unvested	(b)	602	916
Options outstanding		2,276	2,129

Ref (a): Weighted average exercise price of vested and exercisable shares was $3.52 and $2.25 at June 30, 2021 and September 30, 2020, respectively. Aggregate intrinsic value was approximately $13.7 and $6.1 million at June 30, 2021 and September 30, 2020, respectively. Weighted average contractual term remaining was 5.6 and 4.6 years at June 30, 2021 and September 30, 2020, respectively.

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

	(In thousands, except for per share amounts)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$2,880	$2,124	$7,261	$5,752
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,545	12,354	12,529	12,246
Effect of dilutive securities:
Stock options and restricted stock	1,110	874	1,165	804
Denominator for diluted net income per share - weighted-average outstanding shares	13,655	13,228	13,694	13,050

Net income per share - basic	$0.23	$0.17	$0.58	$0.47
Net income per share - diluted	$0.21	$0.16	$0.54	$0.44

11. Commitments and Contingencies

Contractual obligations as of June 30, 2021

		Payments Due Per Fiscal Year
		(Remaining)
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$53,800	$—	$—	$6,550	$8,750	$38,500	$—
Facility leases	28,503	802	3,418	3,308	3,199	3,092	14,684
Equipment operating leases	239	21	83	83	52	—	—
Total Contractual Obligations	$82,542	$823	$3,501	$9,941	$12,001	$41,592	$14,684

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2021 and September 30, 2020 was $6.5 million and $5.5 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three and nine months ended June 30, 2021 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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

In recent years we have successfully completed acquisitions to increase future organic growth, diversify our customer base, and to expand into adjacent markets. On June 7, 2019 we acquired Social & Scientific Systems, Inc. ("S3") and on September 30, 2020, we acquired Irving Burton Associates, LLC ("IBA").

Our business offerings are aligned to three market focus areas within the federal health services market space.

•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences;

The following table summarizes the revenues by market for the nine months ended June 30, 2021 and 2020, respectively:

	Nine Months Ended
	June 30,
	2021		2020
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense and Veteran Health Solutions	$105,539	58%	$75,353	48%
Human Services and Solutions	26,711	15%	31,563	20%
Public Health and Life Sciences	48,663	27%	51,579	32%
Total Revenue	$180,913	100%	$158,495	100%

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 88% of our revenue for the nine months ended June 30, 2021;

•strong past performance record, as evidenced by our VA customer scoring among the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past nine years; and

•targeted expansion in critical national priority markets with Federal budget stability to include public health and epidemiological support related to COVID-19.

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue for the nine months ended June 30, 2021 is distributed to time and materials contracts (76%), cost reimbursable contracts (20%) and firm fixed price contracts (4%). We provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the nine months ended June 30, 2021 and 2020, respectively:

	Nine Months Ended
	June 30,
	2021		2020
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$83,010	46%	$74,402	47%
Department of Health and Human Services	66,748	37%	73,263	46%
Department of Defense	22,103	12%	943	1%
Customers with less than 10% share of total revenue	9,052	5%	9,887	6%
Total Revenue	$180,913	100%	$158,495	100%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. Nine contracts for pharmacy services, which represent revenues of approximately $47.5 million and $41.8 million for the nine months ended June 30, 2021 and 2020, are currently operating under extensions through October 2021.

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

The remaining seven contracts for logistics services, which represent approximately $35.5 million and $32.6 million of revenues for the nine months ended June 30, 2021 and 2020, are currently operating under extensions through November 2021. In April 2021, we were awarded a follow-on contract to provide medical logistics to the VA's CMOP program. The contract award was protested and subsequently canceled during the quarter. The contract award was canceled in accordance with procurement requirements to allow the government sufficient time to address administrative concerns raised in the protest about the procurement process. Once the government completes this process, we expect to be awarded a new contract. In the interim, the existing contract has been extended through November 2021 and may be further extended.

The Company's contract with HHS in support of its Head Start program generated $21.4 million and $26.8 million of its revenue for the nine months ended June 30, 2021 and 2020, respectively. This contract has a period of performance through April 2025.

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

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At June 30, 2021, our total backlog was approximately $566.2 million compared to $688.4 million as of September 30, 2020.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At June 30, 2021, our funded backlog was approximately $76.4 million, and our unfunded backlog was $489.8 million.

Forward Looking Business Trends

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions continue to be highly volatile due to the COVID-19 pandemic, which has resulted in both market size contractions due to economic slowdowns and government restrictions on movement. While the rollout of vaccines has positively correlated to an improvement in macroeconomic indicators and a reduction of many restrictions on economic activity, there continues to be significant uncertainty as to the effects of the pandemic on the economy, which may continue to impact our results of operations or cash flows. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. While the pandemic continues to have minor offsetting impacts due to social distancing and travel restrictions, we do not expect material impacts to our consolidated results of operations from COVID-19 in this fiscal year.
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

Federal budget outlook for 2022

The President’s budget proposal for fiscal year ("FY") 2022 outlines many initiatives to include focusing on rebuilding and investing in our country’s physical infrastructure; expand access to early childhood education; improve the affordability of child and health care; and enact broad tax reform. The budget also details additional proposals to expand economic opportunity, tackle the climate crisis, ensure strong national defense, and invest in public health infrastructure. Specifically, the investment in public health infrastructure involves improving the nation’s readiness for future public health crises, expanding access to healthcare, and defeating diseases and epidemics such as, but not limited to, the opioid and HIV/AIDs epidemics. These initiatives are further reflected in the budget requests for the Department of Health and Human Services, Department of Veterans Affairs, and Department of Defense.

Department of Health and Human Services

The FY 2022 budget request proposes $131.7 billion in discretionary budget authority for HHS, an increase of $25 billion from FY 2021 and $1.5 trillion in mandatory funding. The budget includes $52 billion for the National Institutes of Health ("NIH"), an agency of HHS, an increase of $9 billion above FY 2021, reflecting the Administration’s commitment to increasing investments in transformative biomedical research to advance the health of the nation and promote innovation. The budget requests $37 million for Telehealth which is $3 million above FY 2021 enacted, to promote health services and distance learning with telehealth technologies. The budget also invests in programs that improve the health and well-being of young children and their families. This includes $11.9 billion for the Office of Head Start.

Department of Veterans Affairs

The VA is requesting a total of $269.9 billion for FY 2022, a 10% increase above fiscal 2021 enacted levels. It includes $117.2 billion in discretionary funding, an increase of $9.7 billion, and $152.7 billion in mandatory funding, an increase of $14.9 billion from FY 2021. The VA research program is expected to allocate increased funding to advance the Department’s understanding of the impact of traumatic brain injury and toxic exposure(s) on long-term health outcomes, coronavirus related research and impacts, and precision oncology. The budget also includes $2.6 billion (from all funding sources) for the total telehealth program. The VA is continuing to expand this program because of its ability to leverage VA providers and provide better services to veterans.

In June 2021, the House Appropriations Committee approved the FY 2022 funding bill for VA. The bill provides $155.4 billion in mandatory funding and $113.1 billion in discretionary funding for VA.

Department of Defense

The Military Health System ("MHS") is one of the largest health care systems and the world’s preeminent military medical enterprise, serving over 9 million beneficiaries. As a part of the DoD, the Defense Health Agency ("DHA") manages a global health care network of military and civilian medical professionals, more than 400 military hospitals and clinics around the world, and supports the delivery of integrated, affordable, quality health services to MHS beneficiaries. The funding and personnel to support the MHS’s mission is referred to as the Unified Medical Budget. The FY 2022 UMB request for the Defense Health program is $35.6 billion.

In June 2021, the House Appropriations Subcommittee on Defense approved the Defense Funding Bill for FY2022, granting $36.7 billion in funding for medical and health care programs of DoD. Of this, approximately $1.1 billion is to be made available for the United States Army Research and Development Command to carry out the directed medical research programs as directed by Congress.

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

Results of Operations for the three months ended June 30, 2021 and 2020

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	June 30, 2021		June 30, 2020		Change
Revenue	$61,555	100.0%	$51,459	100.0%	$10,096
Cost of operations:
Contract costs	48,365	78.6%	39,615	77.0%	8,750
General and administrative costs	6,237	10.1%	6,323	12.3%	(86)
Depreciation and amortization	2,014	3.3%	1,721	3.3%	293
Total operating costs	56,616	92.0%	47,659	92.6%	8,957
Income from operations	4,939	8.0%	3,800	7.4%	1,139
Interest expense, net	893	1.5%	813	1.6%	80
Income before income taxes	4,046	6.5%	2,987	5.8%	1,059
Income tax expense	1,166	1.9%	863	1.7%	303
Net income	$2,880	4.6%	$2,124	4.1%	$756
Net income per share - basic	$0.23		$0.17		$0.06
Net income per share - diluted	$0.21		$0.16		$0.05

Revenue

Revenue for the three months ended June 30, 2021 was $61.6 million, an increase of $10.1 million or 19.6% over the prior year period. The increase in revenue is due primarily to the inclusion of revenue from our acquisition of Irving Burton Associates, LLC ("IBA"), which generated $7.3 million of revenue and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended June 30, 2021, contract costs increased by approximately $8.8 million, principally due to the addition of IBA.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs decreased as compared to the prior fiscal year period by $0.1 million, reflecting improved operating leverage derived from an expanded business base.

For the three months ended June 30, 2021, depreciation and amortization costs were approximately $0.4 million and $1.6 million, respectively, as compared to approximately $0.5 million and $1.2 million for the prior fiscal year period. The increase of $0.3 million was principally due to the amortization of the acquired definite-lived intangible assets of IBA.

Interest Expense, net

Interest expense, net, includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended June 30, 2021 and 2020, interest expense was approximately $0.9 million and $0.8 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of IBA.

Income Tax Expense

For the three months ended June 30, 2021 and 2020, DLH recorded a $1.2 million and $0.9 million provision for tax expense, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020 was 29%.

Results of Operations for the nine months ended June 30, 2021 and 2020

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change
Consolidated Statement of Income:	June 30, 2021		June 30, 2020		$
Revenue	$180,913	100.0%	$158,495	100.0%	$22,418
Cost of Operations:
Contract Costs	143,092	79.1%	123,895	78.2%	19,197
General and administrative expenses	18,522	10.2%	18,497	11.7%	25
Depreciation and amortization	6,105	3.4%	5,340	3.4%	765
Total operating costs	167,719	92.7%	147,732	93.2%	19,987
Income from operations	13,194	7.3%	10,763	6.8%	2,431
Interest	2,977	1.6%	2,659	1.7%	318
Income before income taxes	10,217	5.6%	8,104	5.1%	2,113
Income tax expense, net	2,956	1.6%	2,352	1.5%	604
Net income	$7,261	4.0%	$5,752	3.6%	$1,509

Net income per share - basic	$0.58		$0.47		$0.11
Net income per share - diluted	$0.54		$0.44		$0.10

Revenue

Revenue for the nine months ended June 30, 2021 was $180.9 million, an increase of $22.4 million or 14.1% over the prior year period. The increase in revenue is due primarily to the inclusion of revenue from IBA, which generated $21.6 million of revenue.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the nine months ended June 30, 2021, contract costs increased by approximately $19.2 million principally due to the addition of IBA.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs were consistent with the same period in the prior fiscal year due to the continued improvement of operating leverage derived from an expanded business base.

For the nine months ended June 30, 2021, depreciation and amortization costs were approximately $1.2 million and $4.9 million, respectively, as compared to approximately $1.7 million and $3.6 million for the prior fiscal year period. The increase of $0.8 million was principally due to the amortization of the acquired definite-lived intangible assets of IBA.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the nine months ended June 30, 2021 and 2020, interest expense, net was approximately $3.0 million and $2.7 million, respectively. The increase in interest expense was due to the borrowing required to finance the acquisition of IBA.

Income Tax Expense

For the nine months ended June 30, 2021 and 2020, DLH recorded a $3.0 million and $2.4 million provision for tax expense, respectively. The effective tax rate for the nine months ended June 30, 2021 and 2020 was 29%.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three and nine months ended June 30, 2021 was approximately $7.0 million and $19.3 million, respectively. The increase of approximately $1.4 million and $3.2 million from the same periods in the prior fiscal year was principally due to the contribution of IBA and effective management of general and administrative expenses.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net income	$2,880	$2,124	$756	$7,261	$5,752	$1,509
(i) Interest expense, net	893	813	80	2,977	2,659	318
(ii) Provision for taxes	1,166	863	303	2,956	2,352	604
(iii) Depreciation and amortization	2,014	1,721	293	6,105	5,340	765
EBITDA	$6,953	$5,521	$1,432	$19,299	$16,103	$3,196

Liquidity and capital management

As of June 30, 2021, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2021, we have $25.0 million of available borrowing capacity on the revolving line of credit and do not have an outstanding balance.

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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Nine Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$15,388	$10,707
Net cash provided by (used in) investing activities	6	(152)
Net cash used in financing activities	(16,012)	(11,687)
Net change in cash and cash equivalents	$(618)	$(1,132)

For the nine months ended June 30, 2021, the Company generated $15.4 million in cash flows from operations. The increase of operating cash was primarily a result of cash derived from operations. Cash provided by investing activities during the nine months ended June 30, 2021 was less than $0.1 million and primarily due to the final working capital adjustment from the IBA acquisition. Cash used in financing activities was $16.0 million during the nine months ended June 30, 2021. We made net repayments under our credit facility of $16.2 million during the nine months ended June 30, 2021. We intend to continue using cash to make debt prepayments in future quarters.

Sources of cash and cash equivalents

As of June 30, 2021, our immediate sources of liquidity include cash and cash equivalents of approximately $0.7 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2021, we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facility

A summary of our secured loan facility for the period ended June 30, 2021 is as follows:

Arrangement	Loan Balance		Interest*	Maturity Date
Secured term loan $70 million (a)	$53.8	million	LIBOR* + 3.5%	September 30, 2025
Secured revolving line of credit $25 million ceiling (b)	$—	million	LIBOR* + 3.5%	September 30, 2025

*LIBOR rate as of June 30, 2021 was 0.09%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

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

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company has accessed funds from the revolving credit facility during the quarter, but has no balance outstanding at June 30, 2021.

The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of June 30, 2021

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$53,800	$—	$13,112	$40,688	$—
Facility leases	28,503	3,373	6,593	6,235	12,302
Equipment operating leases	239	83	156	—	—
Total Contractual Obligations	$82,542	$3,456	$19,861	$46,923	$12,302

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

Stock-based Compensation

The Company uses the fair value-based method for stock-based compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo binomial and Black Scholes option pricing models to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 of the accompanying Notes to our Consolidated Financial Statements contained elsewhere in this report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $28.8 million for the current fiscal year and was $36 million in the prior fiscal year; the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.3 million per year. As of June 30, 2021, the interest rate on the floating interest rate debt was 3.59%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: August 4, 2021