Form 10-K
period 2021-09-30
DLH Holdings Corp.
filed 2021-12-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2021, was $54,418,928.
As of December 3, 2021 there were 12,714,269 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2021.

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

In recent years we have successfully completed acquisitions to increase future organic growth, diversify our customer base, and to expand into adjacent markets. On September 30, 2020, we acquired Irving Burton Associates, LLC ("IBA") and on June 7, 2019, we acquired Social & Scientific Systems, Inc. ("S3").

Our business offerings are aligned to three market focus areas within the federal health services market space.
•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences

Defense and Veterans’ Health Solutions: DLH provides critical healthcare, technology, and logistics solutions to the VA, Defense Health Agency ("DHA"), Tele-medicine and Advanced Technology Research Center ("TATRC"), Navy Bureau of Medicine and Surgery, and the Army Medical Research and Material Command ("MRDC"). We specialize in supporting our customers' evolving needs by rapidly deploying resources and solutions.

The VA is responsible for delivering medical, educational, financing and other life event services to an estimated 20.3 million veterans. There are over 9 million veterans enrolled in the VA health care program which provides services that include the distribution of prescription drugs from the network of regional processing centers. We are at the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, earning the JD Powers evaluation of mail order pharmacies multiple times over recent years. Further, we have supported the VA's efforts to broaden its abilities to reach veterans and their families through telemedicine technology and practices.

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

Human Services and Solutions: Our customers support local communities by promoting economic, educational, and social well-being of children. The mission extends to international communities through the prevention of epidemic diseases, response to natural disasters, and development of local economies. We support our customers by providing a wide range of services and solutions to HHS, the Department of Homeland Security ("DHS"), and the Department of State ("State"). Our range of services support the critical missions of these agencies and their respective operating divisions, to include the Office of Head Start ("OHS"), Administration for Children and Families ("ACF"), the Federal Emergency Management Agency ("FEMA"), and the United States Agency of International Development ("USAID"). In this market, we combine subject matter expertise with our experience in information technology and analytics to provide large-scale program monitoring and evaluation; electronic medical records migration; data collection and management; and nutritional and social health assessments. Additionally, we also provide large-scale data analytics as well as enterprise-level IT system architecture design, migration planning, and ongoing management of system implementation and capacity building using experienced subject matter experts and project management resources.

FEMA is charged with supporting the nation before, during and after disasters. They execute their mission by building a culture of preparedness and readying the nation for catastrophic disasters. FEMA supports state and local government in their response to disasters by coordinating the federal government's response to the local jurisdiction and deploying resources to the areas of need. During the COVID-19 pandemic, we have supported FEMA's efforts by rapidly deploying specialty resources to support resource constrained health-care providers.

Public Health and Life Sciences: In this market, our customers support national interests by ensuring and enhancing our capability to fight diseases, respond to national and regional medical crises, and support the administration of providing health care benefits to senior and at-risk members of our communities. In support of this mission, we provide services to multiple operating divisions within HHS, including National Institutes of Health ("NIH"), the Center for Disease Control and Prevention ("CDC"), and Centers for Medicare and Medicaid Services ("CMS"). Many of these agencies are engaged to combat the COVID-19 pandemic in a variety of capacities and we have partnered with our customers to deliver solutions that allow the nation and its people to combat the pandemic and sustain operations and services.

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

The following table summarizes the revenues by market for the years ended September 30, 2021 and 2020, respectively:

	Year Ended
	September 30,
	2021		2020
(Amounts in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense/VA	$141,435	57%	$101,656	49%
Human Services and Solutions	37,260	15%	40,962	20%
Public Health/Life Sciences	67,399	28%	66,567	31%
Total Revenue	$246,094	100%	$209,185	100%

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

Our Infinibyte® Cloud solution has achieved FedRAMP In Process status and received agency authorization. It is currently under review by the General Services Administration ("GSA") review for being listed on the public market place, further enhancing our ability to demonstrate our technical expertise and offer our customers a secure cloud environment. We have invested in agile software development credentials for our technical staff, and have achieved Capability Maturity Model Integration ("CMMI") level 3. We believe that these qualifications will further enhance our value propositions for current programs, as well as future business we pursue. In addition, we continue to build upon our heritage of excellent customer satisfaction in support of key federal programs. We have achieved Joint Commission certification for the safety and quality of our healthcare services delivery against national standards. These nationally recognized best practices certifications demonstrate our commitment to continuous improvement and performance excellence that is critical to our organic growth objectives.

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•primarily performing from the prime contractor position in contracts;

•strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study multiple times in recent years; and

•targeted expansion in critical national priority markets with Federal budget stability to include public health and epidemiological support related to COVID-19.

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (75%), cost reimbursable contracts (20%) and the remaining are firm fixed price contracts (5%). We also provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as GSA schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for multi-year periods.
Major Customers
A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the years ended September 30, 2021 and 2020, respectively:

	Year Ended
	September 30,
	2021		2020
(Amounts in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$110,078	45%	$100,204	48%
Department of Health and Human Services	91,543	37%	95,026	45%
Department of Defense	30,930	13%	1,303	1%
Customers with less than 10% share of total revenue	13,543	5%	12,652	6%
Total revenue	$246,094	100%	$209,185	100%

Major Contracts

The revenue attributable to the VA customers was derived from 16 separate contracts for our performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program. Nine contracts for pharmacy services, which represent approximately $62.8 million and $56.5 million of revenues for the years ended September 30, 2021 and 2020, are currently operating under a bridge contract through October 2022.

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

The remaining seven contracts for logistics services represent approximately $47.2 million and $43.7 million of revenues for the years ended September 30, 2021 and 2020. In April 2021, we were awarded a follow-on contract to provide medical logistics to the VA's CMOP program. The contract award was protested and subsequently canceled during the third quarter of fiscal year 2021. The contract award was canceled in accordance with procurement requirements to allow the government sufficient time to address administrative concerns raised in the protest about the procurement process. Once the government completes this process, we expect to be awarded a new contract. In the interim, the existing contract has been extended through November 2022.

Our contract with HHS in support of the Head Start program generated $28.2 million and $32.4 million of revenue for the years ended September 30, 2021 and 2020, respectively. This contract has a period of performance through April 2025.

Backlog

Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that we believe to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, our major customers have historically exercised their contractual renewal options. At September 30, 2021, our total backlog was approximately $651.5 million compared to $688.4 million as of September 30, 2020.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2021, our funded backlog was approximately $191.0 million and our unfunded backlog was $460.5 million.
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

Our competitors include operating units within, among others: Booz Allen Hamilton Holding Corp., CACI International, Inc., ICF International, Inc., Leidos Holdings, Inc., Mantech International Corp., MAXIMUS, Inc., UnitedHealth Group, Inc. operating under Optum, RTI International, and Westat, Inc.

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
Human Capital Management and Employee Relations
As of September 30, 2021, we employed over 2,300 employees performing in over 30 locations throughout the U.S. and one location overseas. Management believes that it has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.

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

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with flexible and convenient health and wellness programs, including competitive benefits arrangement to address healthcare needs, including health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having our employees work from home when possible, implementing additional safety measures for employees continuing critical on-site work, and supporting our employees to receive the COVID-19 vaccination within appropriate medical and religious bounds. In addition, we are monitoring potential impacts and will implement new protocols, when needed, related to the vaccination requirements imposed by the Executive Order on Ensuring Adequate Safety Protocols for Federal Contractors signed by President Biden on September 9, 2021.

We provide competitive compensation programs to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses, stock awards, and participation in a 401(k) Plan. We have used targeted equity-based grants with performance-based vesting conditions to facilitate retention of key personnel. We also invest in talent development initiatives, to include industry-leading learning management, professional credentialing, and applicant tracking systems. These will further enhance our highly qualified employee base and augment our efforts to infuse top talent into our operations through world-class recruiting and talent management tools.
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
ITEM 1A. RISK FACTORS
As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2021, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Relating to Our Business and the Industry in which we Compete
Our results of operations could in the future be materially adversely impacted by global, macroeconomic events, such as the coronavirus pandemic (COVID-19), and the response to contain it.
The coronavirus (COVID-19) pandemic and the mitigation efforts to control its spread have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our ability to fully perform on our contracts as a result of government actions or reduction in personnel due to the federal vaccine mandate which requires all federal contractors to be vaccinated; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home (as described below in the Management Discussion & Analysis, this has resulted in certain delays in our provision of services and postponements of project work requiring travel) and any closures of our and our clients’ offices and facilities, particularly at our pharmacy distribution centers. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 remains uncertain. The duration and spread of the pandemic still may cause reduced demand for certain services we provide, particularly if its results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, we derive 99% of our revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2021 and 2020. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts.

We are dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. There can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, or that we will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA for the provision of services to its CMOP operations are currently subject to renewal solicitations. We believe that our strong working relationships and effective service delivery support ongoing performance for the terms of the contracts and recompete efforts as a prime or subcontractor. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them is materially reduced.

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

In recent years, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business are delayed, decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected.

We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations. VA programs, which accounted for approximately 45% and 48% of Company revenue for the years ended September 30, 2021 and 2020, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

The government is currently operating under a continuing resolution (CR) which expires February 18, 2021. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

The markets in which we operate are highly competitive, and many of the companies we compete against have substantial resources. Further, the U.S. Government contract bid process is highly competitive, complex and sometimes lengthy, and is subject to protest and implementation delays.

The markets in which we operate are highly competitive. Further, many of our contracts and task orders with the Federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. We expect that much of the opportunities we will seek in the foreseeable future will be awarded through competitive bidding. Furthermore, budgetary pressures and developments in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. Many of our competitors are larger and have greater resources than we do, larger client bases and greater brand recognition. Our competitors, individually or through relationships with third parties, may be able to provide clients with different or greater capabilities or benefits than we can provide. If we are unsuccessful in competing with these other companies, our revenues and margins may materially decline.

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

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive virtually all of our revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors (i.e., insourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At September 30, 2021, our backlog includes cost reimbursable, time-and-materials, and fixed-price contracts. Our earnings and margins may vary depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Our employees, or those of our teaming partners, may engage in misconduct or other improper activities which could harm our business.

We are exposed to risk from misconduct or fraud by our employees, or employees of our teaming partners. Such violations could include intentional disregard for Federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information and result in a serious harm to our reputation. While we have appropriate policies in effect to deter illegal activities and promote proper conduct, it is not always possible to deter employee misconduct. Precautions to prevent and detect this activity may not be effective in controlling such risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, which could materially and adversely affect our business, results of operations, financial condition, cash flows, and liquidity.

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

The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Consistent with guidance from the SEC, our consolidated financial statements reflect our estimates of the tax effects of the current tax laws and regulation.

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

On September 30, 2020, we entered into an amended and restated credit agreement with First National Bank of Pennsylvania and certain other lenders (the “Credit Agreement”). The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions, including limitations on: granting liens; incurring other indebtedness; disposing assets; making investments in other entities; and completing other mergers and consolidations. Also, the Credit Agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement also requires prepayments of a percentage of excess cash flow. Accordingly, a portion of our cash flow from operations was dedicated to the repayment of our indebtedness and we expect future cash flow to be used to reduce our indebtedness. The loan agreement provides for customary events of default, including, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties. If we are unable to make the scheduled principal and interest payments on the Credit Agreement or maintain compliance with other debt covenants, we may be in default under the loan agreement, which if not waived, could cause our debt to become immediately due and payable and enable the lenders to enforce their rights under the Credit Agreement. Such an event would likely have a material adverse effect on our business, financial condition and results of operations.

In addition, a transition away from the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Agreement. The indebtedness outstanding under the Credit Agreement initially incurs interest based on LIBOR. In March 2021, the Financial Conduct Authority of the

United Kingdom has announced that LIBOR will no longer be provided for the one-week and two-month U.S. dollar settings after December 31, 2021 and that publication of the U.S. dollar settings for the overnight, one-month, three-month, six-month and 12-month LIBOR rates will cease after June 30, 2023. Although our Credit Agreement provides for an alternative base rate, the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

As of September 30, 2021, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 44% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 31% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Our revenue and operating results may fluctuate significantly and unpredictably in the future. We have expended, and will continue to expend, substantial resources to enhance our health services offerings and expansion into the Federal health market. We may incur growth expenses before new business revenue is realized, thus showing lower profitability in a particular period or consecutive periods. Other factors which may cause our cash flows and results of operations to vary from quarter to quarter include: the terms and progress of contracts; expenses related to certain contracts which may be incurred in periods prior to revenue being recognized; the commencement, completion or termination of contracts during any particular quarter; the timing and terms of award contracts; and government budgetary delays or shortfalls. We may be unable to achieve desired levels of revenue growth due to circumstances that are beyond our control, as already expressed regarding competition, government budgets, and the procurement process in general. In particular, if the federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Also, some aspects of this work can be seasonal with regard to resources and funding and it is difficult to predict the timing of when those resources will be expended. Although we continue to manage our operating costs and expenses, there is no guarantee that we will significantly increase future revenue and profit in any particular future period. Revenue levels achieved from our customers, the mix of solutions that we offer and our performance on future contracts will affect our financial results. Further, changes in the volume of activity and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flows and results of operations. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance.

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

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2021, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

We may be subject to fines, penalties and other sanctions if we do not comply with laws governing our business.

Our business lines operate within a variety of complex regulatory schemes, including but not limited to the FAR, Federal Cost Accounting Standards, the Truth in Negotiations Act, as well as the regulations governing accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions. Further, as a government contractor subject to the types of regulatory schemes described above, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which private sector companies are not, the result of which could have a material adverse effect on our operating results, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2021, we operate five locations in the United States and one location in Kampala, Uganda; occupying a total of approximately 118 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, we presently maintain a National Capital Region office in Silver Spring, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. Our leases expire between 2022 and 2031.
For the fiscal year ended September 30, 2021, the Company's total lease expense was approximately $3.5 million. See Note 6. Leases in the Consolidated Financial Statements contained in the Annual Report on Form 10-K for additional information regarding our lease commitments.

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
Approximate Number of Equity Security Holders
As of September 30, 2021, there were 12,714,269 shares of common stock outstanding held of record by approximately 93 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of September 30, 2021, the Company estimates that there are approximately 1,300 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Registrant Repurchases of Securities
In August 2021, in connection with exercise of employee stock options, a holder of options surrendered to the company a total of 6,314 shares of our common stock already held by him in partial consideration of the payment of the exercise price of such options. Such event is reflected on the table below.

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 2021	—	$—	—	$—
August 2021	6,314	10.75	—	—
September 2021	—	—	—	—
Total	6,314	10.75	—	$—
Securities Authorized for Issuance under Equity Compensation Plans
The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2021. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,373,500	$7.77	1,730,850

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2021. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

We are a provider of technology-enabled business process outsourcing and program management solutions, and public health research and analytics; primarily focused to improve and better deploy large-scale federal health and human service initiatives. We derive 99% of our revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD").

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

•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences.

Major Customers
Our largest customer is the VA, which comprised approximately $110.1 million and $100.2 million of revenue for the years ended September 30, 2021 and 2020, respectively. Our second largest customer, HHS, comprised approximately $91.5 million and $95.0 million of revenue for the years ended September 30, 2021 and 2020, respectively. We remain dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA are currently subject to renewal solicitations.

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

Recent significant contract award activity

As previously announced, we were recently awarded two short-term task orders under a FEMA contract to provide support for states seeking temporary medical staffing support and COVID-19 related community testing, vaccination and therapy. The ceiling value of these awards is approximately $107 million over base periods of three months, which will be largely earned in DLH's first quarter of fiscal year 2022. Further, our customer has exercised the first of three one month contract options on the medical staffing task order, which has additional value of approximately $35 million. This option is expected to be earned in DLH's second quarter of fiscal year 2022. Additional options may be exercised, and would be expected to impact the second quarter financial performance. We expect that our operating margin on these FEMA task orders will be approximately 5% of revenue. The FEMA contracts provide for advance payments for the substantial staffing resources that are required to be deployed; therefore, we do not expect these contracts to consume operating cash flow.

Federal budget outlook for fiscal year 2022:

The President’s budget proposal for fiscal year 2022 outlines many initiatives that include focusing on rebuilding and investing in our country’s physical infrastructure; expanding access to early childhood education; improving the affordability of child care and healthcare; and enacting broad tax reform. The budget also details additional proposals to expand economic opportunity, tackle the climate crisis, ensure strong national defense, and invest in public health infrastructure. Specifically, the investment in public health infrastructure involves improving the nation’s readiness for future public health crises, expanding access to healthcare, and defeating diseases and epidemics such as, but not limited to, the opioid and HIV/AIDs epidemics. We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.

While Congress has not completed the final appropriation bills for the government’s 2022 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution ("CR"), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. On December 2, 2021, Congress passed and, on December 3, 2021, the President signed, a CR providing funds to the federal government through February 18, 2022. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Our customer's missions have received broad support from the legislative and executive branches of the federal government. As such, we do not anticipate or expect any significant changes to our operations.

Department of Veterans Affairs ("VA") health spending trends:

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

The VA is requesting a total of $269.9 billion for fiscal year 2022, a 10% increase above fiscal year 2021 enacted levels. It includes $117.2 billion in discretionary funding, an increase of $9.7 billion, and $152.7 billion in mandatory funding, an increase of $14.9 billion from fiscal year 2021. The VA research program is expected to allocate increased funding to advance the Department’s understanding of the impact of traumatic brain injury and toxic exposure(s) on long-term health outcomes, coronavirus related research and impacts, and precision oncology. The budget also includes $2.6 billion (from all funding sources) for the total telehealth program. The VA is continuing to expand this program because of its ability to leverage VA providers and to provide better services to veterans. We believe our capabilities and service delivery models are aligned with our customers growth initiatives.

Department of Health and Human Services ("HHS") spending trends:

HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. The Company has existing contracts with multiple agencies under HHS, and we are actively pursuing growth opportunities within this vital agency.

The fiscal year 2022 budget request proposes $131.8 billion in discretionary budget authority for HHS, an increase of $25 billion from the fiscal year 2021 appropriated amount, and $1.5 trillion in mandatory funding. The budget includes $52 billion for the National Institutes of Health ("NIH"), an agency of HHS, an increase of $9 billion above fiscal year 2021 enacted, reflecting the Administration’s commitment to increasing investments in transformative biomedical research to advance the health of the nation and promote innovation. The budget requests $37 million for Telehealth which is $3 million above fiscal year 2021 enacted, to promote health services and distance learning with telehealth technologies. The budget also invests in programs that improve the health and well-being of young children and their families. This includes $11.9 billion for the Office of Head Start. We believe our capabilities and past performance are well aligned with the service sought under this budget increase.

Department of Defense ("DoD") health spending trends:

The Military Health System ("MHS") is one of the largest health care systems and a preeminent military medical enterprise, serving over 9 million beneficiaries. As a part of the DoD, the Defense Health Agency manages a global health care network of military and civilian medical professionals, more than 400 military hospitals and clinics around the world, and supports the delivery of health services to MHS beneficiaries. The funding and personnel to support the MHS’s mission is referred to as the Unified Medical Budget ("UMB"). The fiscal year 2022 UMB request for the Defense Health Program is $35.6 billion, an increase of $1.5 billion from the fiscal year 2021 appropriated amount.

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

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. While the pandemic has had minor offsetting impacts during fiscal 2021 due to social distancing and travel restrictions, we do not expect material adverse impacts from COVID-19 in the next fiscal year.

While we have been awarded contracts related to responding to the pandemic, such as awards to provide emergency medical services and community testing, vaccination and therapy services, the pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and were able to broadly maintain our operations. Additionally, we are complying with industry specific government directions that affect government contractors. As such, we have mandated that all employees receive an approved COVID-19 vaccination or apply for and receive an approved vaccine exception. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we expect to execute on a remainder of our contracts through remote and teleworking arrangements. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue our operations during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated. To date we have experienced continuity in the majority of our work for our government clients. While there has been postponements of events and challenges around some project work requiring travel, overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue. It would be reasonable to expect some deterioration of certain client activities due to COVID-19. The longer the duration of the pandemic, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows. However, we also believe that we are likely to see additional demand from federal agencies such as the FEMA, CDC and the NIH for our services.

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

Results of Operations for Fiscal Year 2021 as Compared to Fiscal Year 2020

The following table summarizes, for the years indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended				Change in
Consolidated Statement of Operations:	September 30, 2021		September 30, 2020		$	% of Rev
Revenue	$246,094	100.0%	$209,185	100.0%	$36,909	—%
Cost of operations
Contract costs	194,614	79.1%	163,596	78.2%	31,018	0.9%
General and administrative costs	25,054	10.2%	24,195	11.6%	859	(1.4)%
Corporate development costs	1,088	0.4%	930	0.5%	158	(0.1)%
Depreciation and amortization	8,115	3.3%	7,003	3.3%	1,112	—%
Total operating costs	228,871	93.0%	195,724	93.6%	33,147	(0.6)%
Income from operations	17,223	7.0%	13,461	6.4%	3,762	0.6%
Interest expense, net	3,784	1.6%	3,441	1.6%	343	—%
Income before income taxes	13,439	5.4%	10,020	4.8%	3,419	0.6%
Income tax expense	3,294	1.3%	2,906	1.4%	388	(0.1)%
Net income	$10,145	4.1%	$7,114	3.4%	$3,031	0.7%
Net income per share - basic	$0.81		$0.58		$0.23
Net income per share - diluted	$0.75		$0.54		$0.20

Revenue

For the year ended September 30, 2021 revenue was $246.1 million, an increase of $36.9 million or 17.6% over the prior year period. The increase is partially due to the inclusion of Irving Burton Associates, LLC. ("IBA"), acquired in September 2020, for the full year in fiscal year 2021. IBA contributed $30.2 of revenue for fiscal year 2021. The remaining net growth was due to contract expansion on existing contracts and new contracts awarded during the fiscal year.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the year ended September 30, 2021, contract costs increased by approximately $31.0 million consistent with the growth in revenues. The increase in contract costs was due to the IBA acquisition, growth on existing contracts, and new contracts awarded during the fiscal year.

General and administrative costs are for those employees not directly providing services to our customers, including but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year by $0.9 million to approximately $25.1 million primarily from the growth in revenues. As a percent of revenue, general and administrative costs decreased as we were able to increase operating leverage due to the acquisition and integration of IBA into the corporate structure.

Corporate development costs are incremental due diligence costs, such as legal and accounting fees. Fiscal year 2021 costs were due to a transaction that was evaluated but was not executed. Costs incurred in fiscal year 2020 were due to the IBA acquisition.

For the year ended September 30, 2021, depreciation and amortization costs were approximately $1.5 million and $6.6 million, respectively, as compared to approximately $2.2 million and $4.8 million for the prior fiscal year, an aggregate increase of $1.1 million. The increase was principally due to the amortization of the acquired definite-lived intangible assets of IBA.

Interest Expense, net

Interest expense, net, includes items such as, interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2021, interest expense, net, was $3.8 million compared to interest expense, net of $3.4 million in the prior year, an increase of approximately $0.3 million over the prior year period. The increase in interest expense was due to the $33.0 million increase to the senior term loan used to finance the acquisition of IBA.

Income Tax Expense

Income tax expense for fiscal year ended September 30, 2021 was $3.3 million, an increase of approximately $0.4 million from the prior fiscal year. The effective tax rate was 24.5% and 29% for the fiscal years ending September 30, 2021 and 2020 respectively.

Non-GAAP Financial Measures for Fiscal 2021 and 2020

The Company uses EBITDA as a supplemental non-GAAP measures of our performance. The Company defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the year ended September 30, 2021 was approximately $25.3 million, an increase of approximately $4.9 million, or 23.8%, over the prior fiscal year. This increase was principally due to the contribution of IBA and effective management of general and administrative expenses.

We incurred $1.1 million of corporate development costs for the year ended September 30, 2021, and $0.9 million in the fiscal year ended September 30, 2020. We are excluding corporate development costs from this measure because they were incurred as a result of specific events, do not reflect the costs of our operations, and can affect the period-over-period assessment of operating results. We are reporting this non-GAAP metric to demonstrate the impact of these events.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure (in thousands):

	Year Ended
	September 30,
	2021	2020	Change
Net income	$10,145	$7,114	$3,031
(i) Interest expense, net:	3,784	3,441	343
(ii) Provision for taxes	3,294	2,906	388
(iii) Depreciation and amortization	8,115	7,003	1,112
EBITDA	$25,338	$20,464	$4,874

Reconciliation of GAAP net income to net income adjusted for the effect of the corporate development costs, a non-GAAP measure (in thousands except for per share amounts):

	Year Ended
	September 30,
	2021	2020	Change
Net income	$10,145	$7,114	$3,031
Corporate development costs	1,088	930	158
Tax effect of excluding corporate development costs	(267)	(270)	3
Net income adjusted for corporate development costs	$10,966	$7,774	$3,192

Net income per diluted share	$0.75	$0.54	$0.21
Impact of corporate development costs, net	0.06	0.05	0.01
Net income per diluted share adjusted for corporate development costs	$0.81	$0.59	$0.22

Liquidity and Capital Management

For the year ended September 30, 2021, the Company generated operating income of approximately $17.2 million and net income of approximately $10.1 million. Cash flows from operations totaled approximately $45.7 million and $19.5 million for the years ended September 30, 2021 and 2020, respectively. The increase in cash from operations was principally due to improved collections on key contracts and an advance payment to fund deployment of emergency medical resources under the FEMA contract awarded in late September.

We used less than $0.1 million and $32.8 million of cash in investing activities during fiscal years 2021 and 2020, respectively. The cash utilized was predominantly due to capital expenditures in fiscal year 2021 and the IBA acquisition in fiscal year 2020.

Cash used in and provided by financing activities during the fiscal years ended September 30, 2021 and 2020 was approximately $22.9 million and $12.9 million, respectively. The activity in each fiscal year was primarily the sourcing of capital to fund the IBA acquisition and early repayment of principal on our senior term loan. We entered into a $95 million credit facility on June 7, 2019 which included a $70.0 million term loan. We amended and restated the credit facility on September 30, 2020 in connection with our acquisition of IBA. During the year ended September 30, 2021, we had repayments of approximately $23.3 million under our credit facility. We expect to continue to use operating cash flow to pay outstanding debt.

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Year Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$45,665	$19,451
Net cash used in investing activities	(44)	(32,830)
Net cash (used in) provided by financing activities	(22,927)	12,946
Net change in cash and cash equivalents	$22,694	$(433)

Sources of Cash and Cash Equivalents

As of September 30, 2021, our immediate sources of liquidity include cash and cash equivalents of approximately $24.1 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of September 30, 2021, we had unused borrowing capacity of $25.0 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing as of September 30, 2021 is as follows:

	($ in Millions)
	As of September 30, 2021
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$46.8	LIBOR* + 3.5%	09/30/25
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 3.5%	09/30/25

*LIBOR rate as of September 30, 2021 was 0.08%. As of September 30, 2020, our LIBOR rate is subject to a minimum floor of 0.5%. The floor affects interest payments for periods after September 30, 2020.

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

We are required to pay quarterly amortization payments commencing in December 2020 through September 2025. The annual amount of principal amortization is based on a percentage of the loan balance at September 30, 2020. The annual amortization amounts are $7.0 million for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are in equal installments. During the year ended September 30, 2021, the Company made voluntary prepayments of $16.3 million, bringing the total amount paid on the secured term loan to $23.3 million. As of September 30, 2021, we have satisfied mandatory principal amortization until December 31, 2023.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. Due to the voluntary prepayment of term debt, there was no excess cash flow payment required. For additional information regarding the schedule of future payment obligations, please refer to Note 11 Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap, maturing in 2024, with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap is $22.8 million at the end of fiscal year 2021 and $28.8 million at the end of fiscal year 2020. The remaining outstanding balance of our term loan is subject to interest rate fluctuations and the minimum LIBOR floor of 50 bps. On the notional amount, the Company pays a fixed rate of 1.61%, plus applicable credit spread. As a result, for the year ended September 30, 2021, interest expense increased by approximately $0.4 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the year, but has no outstanding balance at September 30, 2021.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2021, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

Contractual Obligations as of September 30, 2021

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt Obligations	$46,750	$—	$8,250	$38,500	$—
Facility Operating Leases	27,701	3,418	6,507	6,285	11,491
Equipment Operating Leases	218	83	135	—	—
Total Obligations	$74,669	$3,501	$14,892	$44,785	$11,491

Off-Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements as of September 30, 2021 or subsequent to, or upon the filing of our consolidated financial statements in our Annual Report as defined under SEC rules.

Effects of Inflation

Inflation and changing prices have not had a material impact on the Company’s net revenues, results of operations, and cash flows as inflation has generally been limited. However, we are subject to current inflation pressures which may increase the cost of labor, subcontractors and other direct costs. The Company has been able to modify its prices and cost structure to respond to inflation and changing prices as needed and expects to be able to do so in future periods.

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

Revenue Recognition

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For services contracts, we satisfy our performance obligations as services are rendered. We use cost-based input and time-based output methods to measure progress.

For time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost-reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For firm-fixed-price contracts, the consideration received for our performance is set at a predetermined price. Revenue for our firm-fixed-price contracts is recognized over time using a straight-line measure of progress or using the percentage-of-completion method whereby progress toward completion is based on a comparison of actual costs incurred to total estimated costs to be incurred over the contract term. Contract costs are expensed as incurred. Estimated losses are recognized when identified.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2021, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2021, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which did not have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has fully utilized its net operating loss carryforwards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 7A, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $22.8 million at the end of fiscal year 2021. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. The Company has determined that a 1.0% increase to the LIBOR rate would incrementally impact our interest expense by approximately $0.2 million per year. As of September 30, 2021, the interest rate was 3.58%.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of our fiscal year ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
As previously reported, certain entities affiliated with Wynnefield Capital, Inc., the Company’s largest stockholder, owned warrants to purchase 53,619 shares of common stock exercisable at a price of $3.73 until November 2021. In October 2021, the holders of the warrants exercised such warrants in full for 53,619 shares of common stock. The shares of common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2021. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

3.4		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.5		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Form of Warrant issued to Subordinated Lenders (filed as Exhibit 4.4 to Current Report on Form 8-K filed May 6, 2016).
4.3	*	Description of Securities (filed as Exhibit 4.3 to Annual Report on Form 10-K filed on December 7, 2020).
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.3	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.4		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.5	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).
10.6	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated January 28, 2021).
10.7	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).

10.8	#
Change in Control, Severance and Covenant Agreement with Helene Fisher, dated June 4, 2018 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 6, 2018).

10.9
Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2019).

10.10
First Amendment to Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2019).

10.11
Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2020).

10.12	#	Employment Agreement between the Company and Zachary C. Parker dated October 11, 2019 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 17, 2019).
10.13	#	Form of Restricted Stock Unit for non-employee directors under the 2016 Omnibus Equity Incentive Plan.
10.14	#	Employment Offer Letter between the Company and Jeanine M. Christian (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.15	#	Employment Offer Letter between the Company and Jacqueline S. Everett (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.16	#
Change in Control, Severance and Covenant Agreement between the Company and Jeanine M. Christian (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).

10.17	#
Change in Control, Severance and Covenant Agreement between the Company and Jacqueline S. Everett (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).

10.18	#	Employment agreement between the Company and Kathryn M JohnBull dated September 14, 2020 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 15, 2020)
10.19	#
Form of Performance Restricted Stock Units granted December 9, 2020 granted under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, filed February 2, 2021).

10.20	#	Employment Offer Letter between the Company and G. Maliek Ferebee
10.21	#	Change in Control, Severance and Covenant Agreement between the Company and G. Maliek Ferebee
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

104.0		Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ KATHRYN M. JOHNBULL
By:	Kathryn M. JohnBull Chief Financial Officer (Principal Accounting Officer)
Dated: December 6, 2021
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 6, 2021
Frederick G. Wasserman

/s/ JAMES P. ALLEN	Director	December 6, 2021
James P. Allen

/s/ MARTIN J. DELANEY	Director	December 6, 2021
Martin J. Delaney

/s/ ELDER GRANGER	Director	December 6, 2021
Elder Granger

/s/ FRANCES MURPHY	Director	December 6, 2021
Frances Murphy

/s/ AUSTIN J. YERKS III	Director	December 6, 2021
Austin J. Yerks III

/s/ STEPHEN J. ZELKOWICZ	Director	December 6, 2021
Stephen J. Zelkowicz

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 6, 2021
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 6, 2021
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DLH Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, cash flows, and changes in shareholders’ equity, for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description:

As described in Note 5 to the consolidated financial statements, the Company generally recognizes revenue over time as services are provided, as most of its contracts involve a continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For services contracts, the Company satisfies performance obligations as services are rendered. We identified the Company’s revenue recognition as a critical audit matter because of certain significant assumptions management makes when estimating progress over time and subjective auditor judgement on completion of the contract performance obligations. Auditing these assumptions involved a high degree of judgement and subjectivity as changes in these assumptions could have a significant impact on the amount of revenue recognized.

Response:

The following are the primary procedures we performed to address this critical audit matter.

To test the recognition of revenue, our audit procedures included among others, testing the internal controls over the proper accumulation of labor costs by contract as well as the approval of monthly invoices for accuracy and completeness, reviewing key provisions and deliverables within customer contracts, and comparing actual results to prior management estimates. We evaluated management’s application of their revenue recognition policies in the determination of revenue recognition conclusions. We selected a sample of revenue transactions, and performed the following procedures: we reviewed the signed contract; we reviewed the recorded timesheet data related to the selected invoices; and we reviewed the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. We also tested for proper revenue recognition cut off and assessed the adequacy of the reserve for subsequent credits granted.

Workers' Compensation Claims Liabilities

Critical Audit Matter Description:

The Company uses a combination of insured and self-insurance programs to cover workers’ compensation claims. Workers’ compensation claims liabilities represent management’s estimate of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred as of a given reporting date. The estimated liability of workers’ compensation claims is based on an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, IBNR). The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including the Company's claims experience. The Company’s estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. As noted in Note 7 to the consolidated financial statements, workers’ compensation claims liabilities as of September 30, 2021 were approximately $7.0 million. Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded as of September 30, 2021 required an increased extent of effort. As a result, we identified the Company’s workers’ compensation claims liabilities as a critical audit matter because of certain significant assumptions management makes when estimating future incurred but not reported claims using both internal and external events to drive the accruals. Auditing these assumptions involved a high degree of judgement and subjectivity as changes in these assumptions could have a significant impact on the accruals recorded to estimate unpaid claims and the related expenses.

Response:

The following are the primary procedures we performed to address this critical audit matter.

We assessed whether there were any changes to the Company’s estimation process during the current year. We assessed whether any changes in the business or environment, including any changes to claims handling practices, were appropriately considered in the reserve setting process as well. We tested the underlying data that served as inputs into the Company’s analysis, including historical claims from third party and claims paid, to evaluate whether inputs and assumptions were reasonable. We compared management’s prior-year assumptions of expected claims development and ultimate loss to actuals incurred during the current year to identify and evaluate potential management bias in the determination of the workers’ compensation claims liabilities. We compared the estimated ultimate loss per each insurance year to prior years estimated ultimate loss by year to reassess the Company’s estimation process. We tested the mathematical accuracy of the accrual as of September 30, 2021. We reviewed supporting vendor documentation related to the current year’s base premiums. We also analyzed the qualifications of the Company’s third-party administrators for their expertise in this area.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2007.

Whippany, New Jersey
December 5, 2021

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2021	2020
Revenue	$246,094	$209,185
Cost of Operations
Contract costs	194,614	163,596
General and administrative costs	25,054	24,195
Corporate development costs	1,088	930
Depreciation and amortization	8,115	7,003
Total operating costs	228,871	195,724
Income from operations	17,223	13,461
Interest expense, net	3,784	3,441
Income before income taxes	13,439	10,020
Income tax expense	3,294	2,906
Net income	$10,145	$7,114

Net income per share - basic	$0.81	$0.58
Net income per share - diluted	$0.75	$0.54
Weighted average common shares outstanding
Basic	12,549	12,282
Diluted	13,597	13,105

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$24,051	$1,357
Accounts receivable	33,447	32,541
Other current assets	4,265	3,499
Total current assets	61,763	37,397
Equipment and improvements, net	1,912	3,339
Operating lease right-of-use-assets	19,919	22,427
Deferred taxes, net	—	37
Goodwill	65,643	67,144
Intangible assets, net	47,469	52,612
Other long-term assets	464	606
Total assets	$197,170	$183,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current, net of deferred financing costs	$—	$6,727
Operating lease liabilities - current	2,261	2,045
Accrued payroll	9,125	10,611
Deferred revenue	22,273	—
Accounts payable, accrued expenses, and other current liabilities	32,717	28,578
Total current liabilities	66,376	47,961
Long-term liabilities:
Deferred taxes, net	1,176	—
Operating lease liabilities - long-term	19,374	21,620
Debt obligations - long-term, net of deferred financing costs	44,636	60,544
Total long-term liabilities	65,186	82,164
Total liabilities	131,562	130,125
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,714 and 12,404 at September 30, 2021 and 2020, respectively	13	12
Additional paid-in capital	87,893	85,868
Accumulated deficit	(22,298)	(32,443)
Total shareholders’ equity	65,608	53,437
Total liabilities and shareholders' equity	$197,170	$183,562

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2021	2020
Operating activities
Net income	$10,145	$7,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,115	7,003
Amortization of deferred financing costs charged to interest expense	792	721
Stock based compensation expense	1,660	910
Deferred taxes, net	1,213	2,308
Gain from lease modification	—	(121)
Changes in operating assets and liabilities
Accounts receivable	(906)	(5,408)
Other current assets	(766)	(1,592)
Accrued payroll	(1,486)	489
Deferred revenue	22,273	—
Accounts payable, accrued expenses, and other current liabilities	4,139	7,188
Other long-term assets and liabilities	486	839
Net cash provided by operating activities	45,665	19,451

Investing activities
Business acquisition, net of cash acquired	59	(32,678)
Purchase of equipment and improvements	(103)	(152)
Net cash used in investing activities	(44)	(32,830)

Financing activities
Proceeds from debt obligations	—	33,000
Repayment of debt obligations	(23,250)	(19,000)
Repurchase of common stock	—	(211)
Payment of deferred financing costs	(43)	(898)
Proceeds from issuance of common stock upon exercise of options	366	55
Net cash (used in)/provided by financing activities	(22,927)	12,946

Net change in cash and cash equivalents	22,694	(433)
Cash and cash equivalents at beginning of year	1,357	1,790
Cash and cash equivalents at end of year	$24,051	$1,357

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$2,941	$2,806
Cash paid during the year for income taxes	$936	$917
Supplemental disclosures of non-cash activity
Non-cash cancellation of common stock	$68	$211

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2021 and 2020
(Amounts in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Year Ended September 30, 2021
Balance at September 30, 2020	12,404	$12	—	$—	$85,868	$(32,443)	$53,437
Expense related to director restricted stock units	141	—	—	—	467	—	467
Expense related to employee stock options	—	—	—	—	1,193	—	1,193
Exercise of stock options	175	1	—	—	433	—	434
Repurchase of common stock	—	—	—	—	—	—	—
Cancellation of common stock	(6)	—	—	—	(68)	—	(68)
Net income	—	—	—	—	—	10,145	10,145
Balance at September 30, 2021	12,714	$13	—	$—	$87,893	$(22,298)	$65,608

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Year Ended September 30, 2020
Balance at September 30, 2019	12,036	$12	—	$—	$85,114	$(39,555)	$45,571
Cumulative-effect adjustment for adoption of ASC 842	—	—	—	—	—	(2)	(2)
Expense related to director restricted stock units	90	—	—	—	347	—	347
Expense related to employee stock options	—	—	—	—	563	—	563
Exercise of stock options	395	—	—	—	55	—	55
Repurchase of common stock	—	—	28	(113)	—	—	(113)
Cancellation of common stock	(117)	—	(28)	113	(211)	—	(98)
Net income	—	—	—	—	—	7,114	7,114
Balance at September 30, 2020	12,404	$12	—	$—	$85,868	$(32,443)	$53,437

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us," and "our"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services, and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 2,300 skilled employees working in more than 30 locations throughout the United States and one location overseas.

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

The following table summarizes the revenues by customer for the years ended September 30, 2021 and 2020, respectively:

	Year Ended
	September 30,
	2021		2020
(Amounts in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$110,078	45%	$100,204	48%
Department of Health and Human Services	91,543	37%	95,026	45%
Department of Defense	30,930	13%	1,303	1%
Customers with less than 10% share of total revenue	13,543	5%	12,652	6%
Total revenue	$246,094	100%	$209,185	100%

3. New Accounting Pronouncements

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

4. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and liabilities, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers' compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

Goodwill

At September 30, 2021, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $65.6 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2021, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2020.

Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2021 and 2020. We report interest and penalties as a component of income tax expense. For the years ended September 30, 2021 and 2020, we recognized no interest and no penalties related to income taxes.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of September 30, 2021, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of September 30, 2021, the Company has not issued any preferred stock.

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

5. Revenue Recognition

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For services contracts, we satisfy our performance obligations as services are rendered. We use cost-based input and time-based output methods to measure progress.

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

For time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost-reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For firm-fixed-price contracts, the consideration received for our performance is set at a predetermined price. Revenue for our firm-fixed-price contracts is recognized over time using a straight-line measure of progress or using the percentage-of-completion method whereby progress toward completion is based on a comparison of actual costs incurred to total estimated costs to be incurred over the contract term. Contract costs are expensed as incurred. Estimated losses are recognized when identified.

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized within the Company's consolidated balance sheets (in thousands):

		September 30,	September 30,
	Ref	2021	2020

Contract assets		$7,307	$7,943
Contract liabilities	(a)	$22,473	$200

Ref (a): The increase in contract liabilities is primarily due to contract start up funding provided under a contract awarded at the end of the fiscal year.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer (in thousands):

	Year Ended
	September 30,
	2021	2020
Department of Veterans Affairs	$110,078	$100,204
Department of Health and Human Services	91,543	95,026
Department of Defense	30,930	1,303
Other	13,543	12,652
Total Revenue	$246,094	$209,185

Revenue by contract type (in thousands):

	Year Ended
	September 30,
	2021	2020
Time and Materials	$185,656	$147,509
Cost Reimbursable	48,101	58,091
Firm Fixed Price	12,337	3,585
Total Revenue	$246,094	$209,185

Revenue by whether the Company acts as a prime contractor or a subcontractor (in thousands):

	Year Ended
	September 30,
	2021	2020
Prime Contractor	$215,241	$193,448
Subcontractor	30,853	15,737
Total Revenue	$246,094	$209,185

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of September 30, 2021, operating leases for facilities and equipment have remaining lease terms of 1.2 to 9.5 years.

The following table summarizes lease balances on our consolidated balance sheet at September 30, 2021 and 2020 (in thousands):

	September 30,	September 30,
	2021	2020
Operating lease right-of-use assets	$19,919	$22,427

Operating lease liabilities, current	$2,261	$2,045
Operating lease liabilities, long-term	19,374	21,620
Total operating lease liabilities	$21,635	$23,665

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and ends June 2025. The sublease includes two additional 1 year term extension options.

For the years ended September 30, 2021 and 2020, total lease costs for our operating leases are as follows (in thousands):

	Year Ended
	September 30,
	2021	2020
Operating	$3,653	$4,236
Short-term	103	155
Variable	81	63
Sublease income	(302)	(271)
Total lease costs	$3,535	$4,183

At September 30, 2021, the weighted-average remaining lease term and weighted-average discount rate are 8.3 years and 6.0%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our senior credit facility.

Other information related to our leases is as follows (in thousands):

	Year Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$3,306	$3,586
New lease liabilities, net of new right-of-use-assets	$—	$229
Lease liabilities arising from obtaining right-of-use-assets	$—	$7,822

The Company's future minimum lease payments as of September 30, 2021 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2022	$3,501
2023	3,391
2024	3,251
2025	3,092
2026	3,193
Thereafter	11,491
Total future minimum lease payments	27,919
Less: imputed interest	(6,284)
Present value of future minimum lease payments	21,635
Less: current portion of operating lease liabilities	(2,261)
Long-term operating lease liabilities	$19,374

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		September 30,	September 30,
	Ref	2021	2020
Billed receivables		$26,140	$24,598
Contract assets		7,307	7,943
Total accounts receivable		33,447	32,541
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$33,447	$32,541

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either September 30, 2021 or September 30, 2020.

Other current assets

	(in thousands)
	September 30,	September 30,
	2021	2020
Prepaid insurance and benefits	$655	$665
Other receivables	995	1,363
Prepaid expenses	2,615	1,471
Other current assets	$4,265	$3,499

Equipment and improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2021	2020
Furniture and equipment		$958	$958
Computer equipment		1,262	1,171
Computer software		4,353	4,341
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,168	8,065
Less accumulated depreciation and amortization		(6,256)	(4,726)
Equipment and improvements, net	(a)	$1,912	$3,339

Ref (a): Depreciation and amortization was $1.5 million and $2.2 million for the years ended September 30, 2021 and 2020, respectively.

Intangible assets, net

		(in thousands)
		September 30,	September 30,
	Ref	2021	2020
Intangible assets
Customer contracts and related customer relationships		$62,281	$45,600
Covenants-not-to-compete		522	480
Trade name		3,051	2,109
Acquired intangibles - IBA acquisition		—	16,223
Total intangible assets		65,854	64,412
Less accumulated amortization
Customer contracts and related customer relationships		(17,378)	(11,150)
Covenants-not-to-compete		(264)	(212)
Trade name		(743)	(438)
Total accumulated amortization		(18,385)	(11,800)
Intangible assets, net	(a)	$47,469	$52,612

Ref (a): Total amount of amortization expense for the years ended September 30, 2021 and 2020 was $6.6 million and $4.8 million, respectively.

Estimated amortization expense for future years:	(in thousands)
Fiscal 2022	$6,585
Fiscal 2023	6,585
Fiscal 2024	6,585
Fiscal 2025	6,585
Fiscal 2026	5,851
Thereafter	15,278
Total amortization expense	$47,469

Goodwill

The changes in the carrying amount of goodwill for the years ended September 30, 2021 and 2020 are as follows:

		(in thousands)
	Ref	Total
Balance at September 30, 2019		$52,758
Preliminary increase from IBA acquisition		14,386
Balance at September 30, 2020		67,144
Total adjustments from IBA acquisition	(a)	(1,501)
Balance at September 30, 2021		$65,643

Ref (a): The adjustments were determined based on third party valuations.

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	September 30,	September 30,
	2021	2020
Accounts payable	$16,684	$14,645
Accrued benefits	2,916	2,833
Accrued bonus and incentive compensation	2,381	2,340
Accrued workers' compensation insurance	7,014	5,529
Other accrued expenses	3,722	3,231
Accounts payable, accrued expenses, and other current liabilities	$32,717	$28,578

Debt obligations

	(in thousands)
	September 30,	September 30,
	2021	2020
Bank term loan	$46,750	$70,000
Less: unamortized deferred financing costs	(2,114)	(2,729)
Net bank debt obligations	44,636	67,271
Less: current portion of bank debt obligations, net of deferred financing costs	—	(6,727)
Long-term portion of bank debt obligations, net of deferred financing costs	$44,636	$60,544

Interest expense

		(in thousands)
		Year Ended
		September 30,
	Ref	2021	2020
Interest expense	(a)	$(2,992)	$(2,841)
Amortization of deferred financing costs	(b)	(792)	(721)
Other income (expense), net	(c)	—	121
Interest expense, net		$(3,784)	$(3,441)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit.
Ref (c): Gain on lease modification due to a lease amendment

8. Credit Facilities

A summary of our loan facility as of September 30, 2021 is as follows:

	($ in Millions)
	As of September 30, 2021
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$46.8	LIBOR* + 3.5%	09/30/25
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 3.5%	09/30/25

*LIBOR rate as of September 30, 2021 was 0.08%. As of September 30, 2020, our LIBOR rate is subject to a minimum floor of 0.5%. The floor affects interest payments for periods after September 30, 2020.

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

We are required to pay quarterly amortization payments commencing in December 2020 through September 2025. The annual amount of principal amortization is based on a percentage of the loan balance at September 30, 2020. The annual amortization amounts are $7.0 million each for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 - 2025. The quarterly payments are in equal installments. During the year ended September 30, 2021, the Company made voluntary prepayments of $16.3 million, bringing the total amount paid on the secured loan term loan to $23.3 million. As of September 30, 2021, we have satisfied mandatory principal amortization until December 31, 2023.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. Due to the voluntary prepayment of term debt, there was no excess cash flow payment required. For additional information regarding the schedule of future payment obligations, please refer to Note 11 Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap on September 30, 2021 is $22.8 million and matures in 2024. The notional amount was $28.8 million at the end prior fiscal year. The remaining outstanding balance of our term loan is subject to interest rate fluctuations and the minimum LIBOR floor. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the year ended September 30, 2021, interest expense increased by approximately $0.4 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the year, but has no outstanding balance at September 30, 2021.
The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2021, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2021, there were 1.7 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2021	2020
DLH employees	(a)	$1,193	$563
Non-employee directors	(b)	467	347
Total stock option expense		$1,660	$910

Ref (a): Included in this amount are equity grants of restricted stock units to Named Executive Officers ("NEO"), which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to NEO and non-NEO company employees. The restricted stock units totaled 147,431 restricted stock units issued and outstanding at September 30, 2021.

Ref (b): In the first quarter of fiscal 2021, we issued 63,177 restricted stock units to the Company's non-employee directors, all of which vested as of September 30, 2021. The shares of common stock underlying such restricted stock units were issued on September 30, 2021.

Unrecognized stock-based compensation expense

		(in thousands)
		Year Ended
		September 30,
	Ref	2021	2020
Unrecognized expense for DLH employees	(a)	$4,468	$2,633

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.70 years.

Stock option activity for the year ended September 30, 2021:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2020		2,129	$6.14	7.4	$6,583
Granted	(a)	455	$10.47	—	—
Exercised		(175)	$2.48	—	—
Cancelled		(35)	$7.36	—	—
Options outstanding, September 30, 2021		2,374	$7.77	7.7	$15,899

    Ref (a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the year ended September 30, 2021, as follows using the Monte Carlo method.

					Volatility
					50%
			Vesting	Expected
	Strike	Stock	Threshold	Term	Calculated
Grant Date	Price	Price	Price	(Years)	Fair Value
December 15, 2020	$10.05	$10.05	$13.00	10	$5.83
July 30, 2021	$10.75	$10.75	$14.00	10	$5.83
Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the years ended September 30, 2021 and 2020 (in thousands):

		Number of Shares
		September 30,
	Ref	2021	2020
Vested and exercisable	(a)	1,662	1,213
Unvested	(b)	712	916
Options outstanding		2,374	2,129

Ref (a): Weighted average exercise price of vested and exercisable shares was $3.91 and $2.25 at September 30, 2021 and 2020, respectively. Aggregate intrinsic value was approximately $13.9 and $6.1 million at September 30, 2021 and 2020, respectively. Weighted average contractual term remaining was 6.0 years and 4.6 years at September 30, 2021 and 2020, respectively.

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

	(in thousands)
	Year Ended
	September 30,
	2021	2020
Numerator:
Net income	$10,145	$7,114
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,549	12,282
Effect of dilutive securities:
Stock options and restricted stock	1,048	823
Denominator for diluted net income per share - weighted-average outstanding shares	13,597	13,105
Net income per share - basic	$0.81	$0.58
Net income per share - diluted	$0.75	$0.54

11. Commitments and Contingencies

Contractual Obligations as of September 30, 2021 (in thousands):

		Payments Due Per Fiscal Year

	Total	2022	2023	2024	2025	2026	Thereafter
Debt obligations	$46,750	$—	$—	$8,250	$38,500	$—	$—
Facility leases	27,701	3,418	3,308	3,199	3,092	3,193	11,491
Equipment operating leases	218	83	83	52	—	—	—
Total contractual obligations	$74,669	$3,501	$3,391	$11,501	$41,592	$3,193	$11,491

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of September 30, 2021 and September 30, 2020 was approximately $7.0 million and $5.5 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the years ended September 30, 2021 and 2020 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

13. Income Taxes

The significant components of income tax expense for income taxes from continuing operations are summarized as follows (in thousands):

	Year Ended
	September 30,
	2021	2020
Current expense	$2,081	$598
Deferred expense	1,213	2,308
Total expense	$3,294	$2,906

The following table indicates the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations (in thousands):

	Year Ended
	September 30,
	2021	2020
Federal statutory rate	$2,822	$2,104
State taxes, net	376	554
Other permanent items	96	160
Deferred tax estimate adjustment	—	88
Total	$3,294	$2,906

An analysis of the Company's deferred tax assets and liabilities is as follows (in thousands):

	Year Ended
	September 30,
	2021	2020
Deferred income tax assets:
Net operating loss carry forwards, net	$29	$1,554
Stock based compensation	508	140
Accrued expenses	1,944	1,698
Other items, net	—	258
Total deferred tax asset	2,481	3,650
Deferred tax liability:
Equipment and intangible assets	(3,507)	(3,613)
Right of use liability	(150)	—
Total deferred tax liability	(3,657)	(3,613)
Net deferred tax (liability)/asset	$(1,176)	$37

14. Quarterly Financial Data (Unaudited)

A summary of quarterly information is as follows (in thousands, except per share data)

		2021 Quarters
	Ref	First	Second	Third	Fourth
Revenue	(a)	$57,852	$61,506	$61,555	$65,182
Income from operations		3,635	4,620	4,939	4,030
Interest expense, net		(1,080)	(1,004)	(893)	(808)
Income before income taxes		2,555	3,616	4,046	3,222
Income tax expense		741	1,049	1,166	339
Net income		$1,814	$2,567	$2,880	$2,883
Earnings per share:
Basic		$0.15	$0.20	$0.23	$0.23
Diluted		$0.13	$0.19	$0.21	$0.21

	2020 Quarters
	First	Second	Third	Fourth
Revenue	$52,238	$54,798	$51,459	$50,691
Income from operations	3,126	3,837	3,800	2,698
Interest expense, net	(941)	(906)	(813)	(781)
Income before income taxes	2,185	2,931	2,987	1,917
Income tax expense	634	855	863	554
Net income	$1,551	$2,076	$2,124	$1,363
Earnings per share:
Basic	$0.13	$0.17	$0.17	$0.11
Diluted	$0.12	$0.16	$0.16	$0.10

Ref (a): Given its closing on the final day of fiscal year 2020, IBA has no impact to fiscal 2020 quarterly results and is fully included in each of the quarters of fiscal 2021.

15. Employee Benefit Plans
As of September 30, 2021, the Company and its subsidiaries maintain a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401 (k) Plan. The Company recorded related expense of $1.5 million in fiscal 2021 and $1.2 million in fiscal year 2020. The increase was primarily due to headcount growth from the IBA acquisition. Participants are always fully vested in their elective contributions and vests in Company matching contributions over a four year period.

16. Subsequent Events

Management has evaluated subsequent events through the date that the Company's consolidated financial statements were issued. Based on this evaluation, the Company has determined that no further subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued.