Form 10-Q
period 2021-12-31
DLH Holdings Corp.
filed 2022-01-31
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,767,888 shares of Common Stock, par value $0.001 per share, were outstanding as of January 31, 2022.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2021	2020
Revenue	$152,801	$57,852
Cost of Operations:
Contract costs	132,686	46,005
General and administrative costs	6,911	6,150
Depreciation and amortization	1,985	2,062
Total operating costs	141,582	54,217
Income from operations	11,219	3,635
Interest expense, net	672	1,080
Income before income taxes	10,547	2,555
Income tax expense	2,743	741
Net income	$7,804	$1,814

Net income per share - basic	$0.61	$0.15
Net income per share - diluted	$0.55	$0.13
Weighted average common stock outstanding
Basic	12,749	12,498
Diluted	14,295	13,445

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	December 31, 2021	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,221	$24,051
Accounts receivable	46,843	33,447
Other current assets	4,897	4,265
Total current assets	55,961	61,763
Equipment and improvements, net	1,573	1,912
Operating lease right-of-use-assets	18,562	19,919
Goodwill	65,643	65,643
Intangible assets, net	45,823	47,469
Other long-term assets	431	464
Total assets	$187,993	$197,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$2,192	$2,261
Accrued payroll	10,976	9,125
Deferred revenue	10,148	22,273
Accounts payable, accrued expenses, and other current liabilities	30,383	32,717
Total current liabilities	53,699	66,376
Long-term liabilities:
Deferred taxes, net	1,176	1,176
Operating lease liabilities - long-term	18,127	19,374
Debt obligations - long-term, net of deferred financing costs	40,879	44,636
Total long-term liabilities	60,182	65,186
Total liabilities	113,881	131,562
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,768 and 12,714 at December 31, 2021 and September 30, 2021, respectively	13	13
Additional paid-in capital	88,593	87,893
Accumulated deficit	(14,494)	(22,298)
Total shareholders’ equity	74,112	65,608
Total liabilities and shareholders' equity	$187,993	$197,170

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2021	2020
Operating activities
Net income	$7,804	$1,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,985	2,062
Amortization of deferred financing costs charged to interest expense	151	210
Stock-based compensation expense	500	458
Deferred taxes, net	—	626
Changes in operating assets and liabilities
Accounts receivable	(13,396)	(12,344)
Other current assets	(632)	284
Accrued payroll	1,851	(538)
Deferred revenue	(12,125)	—
Accounts payable, accrued expenses, and other current liabilities	(2,335)	(1,185)
Other long-term assets and liabilities	42	95
Net cash used in operating activities	(16,155)	(8,518)
Investing activities
Purchase of equipment and improvements	—	(53)
Net cash used in investing activities	—	(53)
Financing activities
Proceeds from debt obligations	6,000	9,150
Repayment of debt obligations	(9,875)	(1,750)
Payment of deferred financing costs	—	(41)
Proceeds from issuance of common stock upon exercise of options and warrants	200	225
Net cash provided by (used in) financing activities	(3,675)	7,584

Net change in cash and cash equivalents	(19,830)	(987)
Cash and cash equivalents at beginning of period	24,051	1,357
Cash and cash equivalents at end of period	$4,221	$370

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$513	$852

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Three Months Ended December 31, 2021
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	162	—	162
Expense related to employee stock-based compensation	—	—	338	—	338
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	7,804	7,804
Balance at December 31, 2021	12,768	$13	$88,593	$(14,494)	$74,112

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Three Months Ended December 31, 2020
Balance at September 30, 2020	12,404	$12	$85,868	$(32,443)	$53,437
Expense related to director restricted stock units	78	—	116	—	116
Expense related to employee stock-based compensation	—	—	342	—	342
Exercise of stock options	62	1	225	—	226
Net income	—	—	—	1,814	1,814
Balance at December 31, 2020	12,544	$13	$86,551	$(30,629)	$55,935

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2021

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. Amounts as of and for the periods ended December 31, 2021 and December 31, 2020 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 6, 2021.

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

A major customer is defined as a customer from whom we derive at least 10% of our revenues. Our largest customers are the Department of Veteran Affairs ("VA"), the Department of Health and Human Services ("HHS"), and the Department of Homeland Security ("DHS"). Our contracts with the state of Alaska were task orders awarded under our Federal Emergency Management Agency ("FEMA") contract vehicle within DHS. The following table summarizes the revenues by customer for the three months ended December 31, 2021 and 2020, respectively:

	Three Months Ended
	December 31,
	2021		2020
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$91,328	59.8%	$172	0.3%
Department of Veterans Affairs	28,193	18.5%	27,642	47.8%
Department of Health and Human Services	23,126	15.1%	20,163	34.9%
Department of Defense	8,495	5.6%	6,980	12.0%
Other customers with less than 10% share of total revenue	1,659	1.0%	2,895	5.0%
Total Revenue	$152,801	100.0%	$57,852	100.0%

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

In August 2020, the FASB issued ASU 2020-06, which amends the measurement and disclosure of convertible instruments, contracts in an entity's own equity, and earnings per share ("EPS") guidance. The guidance can be adopted using a modified retrospective method or a fully retrospective method. The amendments are effective for fiscal years beginning after December 15, 2021 for public entities, excluding those that are smaller reporting companies, and December 15, 2023 for all other entities. Early adoption is permitted for fiscal years beginning after December 15, 2020. At the beginning of fiscal year 2022, the Company adopted the applicable amendments which did not have a material impact on the consolidated financial statements and related disclosures.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The face values of the Company's debt instruments approximated fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

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

Goodwill

At September 30, 2021, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $65.6 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2021. For the three months ended December 31, 2021, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2021 or September 30, 2021. We report interest and penalties as a component of income tax expense. During the three months ended December 31, 2021 and December 31, 2020, we recognized no interest and no penalties related to income taxes.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock option or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo binomial option pricing models, as appropriate to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to common stock.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances of $4.2 million and $24.1 million at December 31, 2021 and September 30, 2021, respectively, at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2021 and September 30, 2021, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of December 31, 2021 and September 30, 2021, the Company had not issued any preferred stock.

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

Risks & Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company, primarily through the introduction of additional regulations and restrictions. While it is reasonably possible that the virus could have a negative effect on the Company's financial position and the results of its operations, we expect that impact to be largely mitigated by the nature of our work and our ability to modify performance to accommodate those restrictions.

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

Contract costs include labor, material, and allocable indirect expenses. For time-and-material contracts, we bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced since the amount corresponds directly to the value of our performance to date. We consider control to transfer when we have a present right to payment. Essentially, all of our contracts satisfy their performance obligations over time. Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified.

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets (in thousands):

		December 31,	September 30,
	Ref	2021	2021
Contract assets		$8,675	$7,307
Contract liabilities	(a)	$10,348	$22,473

Ref (a): Contract liabilities are primarily due to contract start up funding provided under a contract awarded at the end of fiscal year 2021.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by these categories:

Revenue by customer (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Department of Homeland Security	$91,328	$172
Department of Veterans Affairs	28,193	27,642
Department of Health and Human Services	23,126	20,163
Department of Defense	8,495	6,980
Other	1,659	2,895
Total Revenue	$152,801	$57,852

Revenue by contract type (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Time and Materials	$132,540	$44,194
Cost Reimbursable	10,110	11,721
Firm Fixed Price	10,151	1,937
Total Revenue	$152,801	$57,852

Revenue by whether the Company acts as a prime contractor or a subcontractor (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Prime Contractor	$146,107	$51,764
Subcontractor	6,694	6,088
Total Revenue	$152,801	$57,852

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term plus lease payments made to the lessor before or at lease commencement less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of December 31, 2021, operating leases for facilities and equipment have remaining lease terms of 0.9 to 9.3 years.

The following table summarizes lease balances in our consolidated balance sheets at December 31, 2021 and September 30, 2021 (in thousands):

	December 31,	September 30,
	2021	2021
Operating lease right-of-use assets	$18,562	$19,919

Operating lease liabilities, current	$2,192	$2,261
Operating lease liabilities - long-term	18,127	19,374
Total operating lease liabilities	$20,319	$21,635

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and expires in June 2025. The sublease includes two additional 1-year term extension options.

For the three months ended December 31, 2021 and 2020, total lease costs for our operating leases are as follows (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Operating	$952	$970
Short-term	27	29
Variable	18	5
Sublease income	(69)	(95)
Total lease costs	$928	$909

The Company's future minimum lease payments as of December 31, 2021 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2022 (remaining)	$2,505
2023	3,299
2024	3,156
2025	2,995
2026	3,092
Thereafter	11,000
Total future lease payments	26,047
Less: imputed interest	(5,728)
Present value of future minimum lease payments	20,319
Less: current portion of operating lease liabilities	(2,192)
Long-term operating lease liabilities	$18,127

At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate are 8.1 years and 6%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our senior credit facility.

Other information related to our leases is as follows (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$905	$881

7. Supporting Financial Information

Accounts receivable

		(in thousands)
		December 31,	September 30,
	Ref	2021	2021
Billed receivables		$38,168	$26,140
Contract assets		8,675	7,307
Total accounts receivable		46,843	33,447
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$46,843	$33,447

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2021 or September 30, 2021.

Other current assets

	(in thousands)
	December 31,	September 30,
	2021	2021
Prepaid insurance and benefits	$416	$655
Other receivables	999	995
Other prepaid expenses	3,482	2,615
Other current assets	$4,897	$4,265

Equipment and improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2021	2021
Furniture and equipment		$958	$958
Computer equipment		1,262	1,262
Computer software		4,353	4,353
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,168	8,168
Less accumulated depreciation and amortization	(a)	(6,595)	(6,256)
Equipment and improvements, net		$1,573	$1,912

Ref (a): Depreciation expense was $0.3 million and $0.4 million for the three months ended December 31, 2021 and 2020, respectively.

Intangible assets

		(in thousands)
		December 31,	September 30,
	Ref	2021	2021
Intangible assets	(a)
Customer contracts and related customer relationships		$62,281	$62,281
Covenants not to compete		522	522
Trade name		3,051	3,051
Total intangible assets		65,854	65,854
Less accumulated amortization
Customer contracts and related customer relationships		(18,935)	(17,378)
Covenants not to compete		(277)	(264)
Trade name		(819)	(743)
Total accumulated amortization		(20,031)	(18,385)
Intangible assets, net		$45,823	$47,469

Ref (a): Intangible assets (other than goodwill) are subject to amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.6 million for the three months ended December 31, 2021 and 2020.

Estimated amortization expense for the following fiscal years:	(in thousands)
2022 (remaining)	$4,939
2023	6,585
2024	6,585
2025	6,585
2026	5,851
Thereafter	15,278
Total amortization expense	$45,823

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	December 31,	September 30,
	2021	2021
Accounts payable	$14,198	$16,684
Accrued benefits	2,803	2,916
Accrued bonus and incentive compensation	1,200	2,381
Accrued workers' compensation insurance	5,885	7,014
Other accrued expenses	6,297	3,722
Accounts payable, accrued expenses, and other current liabilities	$30,383	$32,717

Debt obligations

	(in thousands)
	December 31,	September 30,
	2021	2021
Bank term loan	$42,875	$46,750
Less: unamortized deferred financing costs	(1,996)	(2,114)
Long-term portion of bank debt obligations, net of deferred financing costs	$40,879	$44,636

Interest expense

		Three Months Ended
		December 31,
(in thousands)	Ref	2021	2020
Interest expense	(a)	$(521)	$(870)
Amortization of deferred financing costs	(b)	(151)	(210)
Interest expense, net		$(672)	$(1,080)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit

8. Credit Facilities

A summary of our loan facility as of December 31, 2021, is as follows:

	($ in thousands)
	As of December 31, 2021
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania ("FNB")	Secured term loan (a)	$42,875	LIBOR* + 2.5%	09/30/2025
First National Bank of Pennsylvania ("FNB")	Secured revolving line of credit (b)	$—	LIBOR* + 2.5%	09/30/2025

*LIBOR rate as of December 31, 2021 was 0.10%. As of December 31, 2021, our LIBOR rate is subject to a minimum floor of 0.5%.
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

We are required to pay quarterly amortization payments, which commenced in December 2020. The annual amortization amounts are $7.0 million each for fiscal years 2021 and 2022, $8.75 million each for fiscal years 2023 through 2025, with the remaining unpaid loan balance due at maturity in September 2025. The quarterly payments are equal installments. The Company made voluntary prepayments of term debt of approximately $3.9 million during the quarter ended December 31, 2021 bringing the total amount paid on the secured term loan to $27.1 million. We have satisfied mandatory principal amortization through March 31, 2024.

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

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of December 31, 2021 is $22.8 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the three months ended December 31, 2021, interest expense has been increased by approximately $0.1 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million; as of December 31, 2021 we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter, but had no outstanding balance at December 31, 2021.

The Company's total borrowing availability, based on eligible accounts receivables at December 31, 2021, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2021, there were 1.4 million options available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		Three Months Ended
	Ref	December 31,
(in thousands)		2021	2020
DLH employees	(a)	$338	$342
Non-employee directors	(b)	162	116
Total stock option expense		$500	$458

Ref (a): Included in this amount are equity grants of restricted stock units to Named Executive Officers ("NEO"), which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to NEO and non-NEO company employees. The restricted stock units totaled to 147,431 restricted stock units issued and outstanding at December 31, 2021.

Ref (b): Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and a total of 53,510 restricted stock units issued and outstanding at December 31, 2021.

Unrecognized stock-based compensation expense (in thousands)

		December 31,
	Ref	2021
Unrecognized expense for DLH employees	(a)	$5,592
Unrecognized expense for non-employee directors		486
Total unrecognized expense		$6,078

Ref (a): The remaining compensation expense is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company's common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.27 years.

Stock option activity for the three months ended December 31, 2021

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2021		2,374	$5.60	5.6	$15,899
Granted	(a)	250	$16.01	—	$—
Options outstanding, December 31, 2021		2,624	$6.59	5.8	$37,059

Ref (a): The options granted in the first quarter of fiscal year 2022 occurred in the middle of the period and an amount of less than $0.1 million was accrued as stock compensation expense.

Stock options shares outstanding, vested, and unvested for the periods ended (in thousands):

		Number of Shares
		December 31,	September 30,
	Ref	2021	2021
Vested and exercisable	(a)	2,374	1,662
Unvested	(b)	250	712
Options outstanding		2,624	2,374

Ref (a): Weighted average exercise price of vested and exercisable shares was $5.60 and $3.91 at December 31, 2021 and September 30, 2021, respectively. Aggregate intrinsic value was approximately $35.9 million and $13.9 million at December 31, 2021 and September 30, 2021, respectively. Weighted average contractual term remaining was 5.4 years and 4.0 years at December 31, 2021 and September 30, 2021, respectively.

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

	(In thousands)
	Three Months Ended
	December 31,
	2021	2020
Numerator:
Net income	$7,804	$1,814
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,749	12,498
Effect of dilutive securities:
Stock options and restricted stock	1,546	947
Denominator for diluted net income per share - weighted-average outstanding shares	14,295	13,445

Net income per share - basic	$0.61	$0.15
Net income per share - diluted	$0.55	$0.13

11. Commitments and Contingencies

Contractual obligations as of December 31, 2021 (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2022	2023	2024	2025	2026	Thereafter
Debt obligations	$42,875	$—	$—	$4,375	$38,500	$—	$—
Facility leases	25,850	2,443	3,216	3,104	2,995	3,092	11,000
Equipment operating leases	197	62	83	52	—	—	—
Total Contractual Obligations	$68,922	$2,505	$3,299	$7,531	$41,495	$3,092	$11,000

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2021 and September 30, 2021 was $5.9 million and $7.0 million, respectively.

Legal Proceedings

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position, or cash flows.

12. Related Party Transactions

The Company has determined that for the three months ended December 31, 2021 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2021, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the ongoing impact of the novel coronavirus (“COVID-19”) pandemic, including the measures to reduce its spread, and its impact on the economy and demand for our services, are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the risk that we will not realize the anticipated benefits of an acquisition; the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.
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

In recent years, we have successfully completed acquisitions to increase future organic growth, diversify our customer base, and to expand into adjacent markets. On June 7, 2019 we acquired Social & Scientific Systems, Inc. ("S3") and on September 30, 2020, we acquired Irving Burton Associates, LLC ("IBA").

Our business offerings are aligned to three market focus areas within the federal health services market space.

•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences;

The following table summarizes the revenues by market for the three months ended December 31, 2021 and 2020, respectively:

	Three Months Ended
	December 31,
	2021		2020
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Human Services and Solutions	$99,349	65.0%	$7,439	12.9%
Defense and Veteran Health Solutions	36,689	24.0%	34,872	60.2%
Public Health and Life Sciences	16,763	11.0%	15,541	26.9%
Total Revenue	$152,801	100.0%	$57,852	100.0%

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 96% of our revenue for the three months ended December 31, 2021;

•strong past performance record, as evidenced by our VA customer scoring among the highest in overall satisfaction in the J.D. Power National Pharmacy Study over recent years; and

•targeted expansion in critical national priority markets with Federal budget stability and strong bipartisan support

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue for the three months ended December 31, 2021 is distributed to time and materials contracts (87%), cost reimbursable contracts (7%) and firm fixed price contracts (6%). We provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the three months ended December 31, 2021 and 2020, respectively:

	Three Months Ended
	December 31,
	2021		2020
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$91,328	59.8%	$172	0.3%
Department of Veterans Affairs	28,193	18.5%	27,642	47.8%
Department of Health and Human Services	23,126	15.1%	20,163	34.9%
Department of Defense	8,495	5.6%	6,980	12.0%
Other customers with less than 10% share of total revenue	1,659	1.0%	2,895	5.0%
Total Revenue	$152,801	100.0%	$57,852	100.0%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. Nine contracts for pharmacy services, which represent revenues of approximately $15.6 million and $15.9 million for the three months ended December 31, 2021 and 2020, are currently operating under a bridge contract through October 2022.

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

The remaining seven contracts for logistics services, which represent approximately $12.6 million and $11.8 million of revenues for the three months ended December 31, 2021 and 2020. In April 2021, we were awarded a follow-on contract to provide medical logistics to the VA's CMOP program. The contract award was protested and subsequently canceled during the third quarter of fiscal year 2021. The contract award was canceled in accordance with procurement requirements to allow the government sufficient time to address administrative concerns raised in the protest about the procurement process. Once the government completes this process, we expect to be awarded a new contract. In the interim, the existing contract under which we have been operating has been extended through November 2022.

The Company's contract with HHS in support of its Head Start program generated $6.8 million and $6.0 million of its revenue for the three months ended December 31, 2021 and 2020, respectively. This contract has a period of performance through April 2025.

As previously announced, we were awarded two short-term task orders under a FEMA contract to provide support for states seeking temporary medical staffing support and COVID-19 related community testing, vaccination and therapy. Those contracts generated $91.1 million of revenue for the three months ended December 31, 2021. The contract to support COVID-19 related community testing, vaccination and therapy completed performance ended on December 31, 2021. The contract to provide temporary medical staffing support has been extended through March 20, 2021, though it is expected to generate substantially lower revenue in fiscal 2022 second quarter than in the first quarter.

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

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At December 31, 2021, our total backlog was approximately $633.6 million compared to $651.5 million as of September 30, 2021 of which approximately $30.0 million related to the task order under a FEMA contract to provide medical staffing support to Alaska, which is expected to be converted to revenue in the second quarter.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At December 31, 2021, our funded backlog was approximately $132.4 million, and our unfunded backlog was $501.2 million.

Forward Looking Business Trends

Recent significant contract award activity

Three one month option periods have been exercised on a task order to support Alaska with temporary medical staffing, which was awarded under a FEMA contract. The exercise of these options extend the period of performance to March 20, 2021, and are expected to generate approximately $30 million of revenue in the second quarter of fiscal year 2022. We expect that our operating margin on these option periods will be approximately 5% of revenue. This task order provide for advance payments for the substantial staffing resources that are required to be deployed; therefore, we do not expect this task order to consume operating cash flow.

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions continue to be highly volatile due to the COVID-19 pandemic, which has resulted in both market size contractions due to economic slowdowns and government restrictions on movement. While the rollout of vaccines has positively correlated to an improvement in macroeconomic indicators and a reduction of many restrictions on economic activity, there continues to be significant uncertainty as to the effects of the pandemic on the economy, which may continue to impact our results of operations or cash flows. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. Further, we have also been successful in winning new contracts tied to the need to support public health initiatives in response to the pandemic.
The pandemic may cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and have been able to broadly maintain our operations. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we have been and expect to continue to execute on the remainder of our contracts through remote and teleworking arrangements. We continue to monitor the evolving situation related to the COVID-19 pandemic and intend to continue to work with government authorities and other stakeholders to assess further potential implications to us, continue with employee safety measures to ensure that we are able to continue our operations during the pandemic, and take other actions where appropriate to mitigate other adverse consequences. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated. To date we have experienced continuity in the majority of our work for our government clients. While there have been postponements of events and challenges around some project work requiring travel, overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue. It would be reasonable to expect some restriction of certain client activities due to COVID-19.
For the quarter ended December 31, 2021, the COVID-19 pandemic had an effect on our operating results as we experienced significant revenue growth due to the new task orders awarded under a FEMA contract for which we assisted Alaska in its COVID-19 response efforts. Due to our ability to continue to perform on our contract portfolio and generate cash flow, we do not presently expect liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our term loan and have access to a revolving line of credit to meet any short-term cash needs that cannot be funded by operations. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Federal budget outlook for 2022

The President’s budget proposal for fiscal year 2022 outlines many initiatives that include focusing on rebuilding and investing in our country’s physical infrastructure; expand access to early childhood education; improve the affordability of child and healthcare; and enact broad tax reform. The budget also details additional proposals to expand economic opportunity, tackle the climate crisis, ensure strong national defense, and invest in public health infrastructure. Specifically, the investment in public health infrastructure involves improving the nation’s readiness for future public health crises, expanding access to healthcare, and defeating diseases and epidemics such as, but not limited to, the opioid and HIV/AIDs epidemics. We continue to carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration.

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

Industry consolidation among federal government contractors

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

Results of Operations for the three months ended December 31, 2021 and 2020

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	December 31, 2021		December 31, 2020		Change
Revenue	$152,801	100.0%	$57,852	100.0%	$94,949
Cost of operations:
Contract costs	132,686	86.9%	46,005	79.5%	86,681
General and administrative costs	6,911	4.5%	6,150	10.6%	761
Depreciation and amortization	1,985	1.3%	2,062	3.6%	(77)
Total operating costs	141,582	92.7%	54,217	93.7%	87,365
Income from operations	11,219	7.3%	3,635	6.3%	7,584
Interest expense, net	672	0.4%	1,080	1.9%	(408)
Income before income taxes	10,547	6.9%	2,555	4.4%	7,992
Income tax expense	2,743	1.8%	741	1.3%	2,002
Net income	$7,804	5.1%	$1,814	3.1%	$5,990
Net income per share - basic	$0.61		$0.15		$0.46
Net income per share - diluted	$0.55		$0.13		$0.42

Revenue

Revenue for the three months ended December 31, 2021 was $152.8 million, an increase of $94.9 million or 164.1% over the prior year period. The increase in revenue is due primarily to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders was $91.1 million. The growth from the remaining contract portfolio was due to additional contracts awarded in fiscal 2021 and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended December 31, 2021, contract costs increased by approximately $86.7 million, principally due to the direct costs associated with the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $0.8 million, primarily due to increased business development cost. As a percent of revenue, general and administrative costs decreased from reflecting improved operating leverage derived from an expanded business base.

For the three months ended December 31, 2021, depreciation and amortization costs were approximately $0.3 million and $1.6 million, respectively, as compared to approximately $0.4 million and $1.6 million for the prior fiscal year period.

Interest Expense, net

Interest expense, net, includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended December 31, 2021 and 2020, interest expense was approximately $0.7 million and $1.1 million, respectively. The decrease in interest expense was primarily due to the decreased balance on our term loan.

Income Tax Expense

For the three months ended December 31, 2021 and 2020, DLH recorded a $2.7 million and $0.7 million provision for tax expense, respectively. The effective tax rate for the three months ended December 31, 2021 and 2020 was 26% and 29%, respectively.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three months ended December 31, 2021 and 2020 was approximately $13.2 million and $5.7 million, respectively. The increase of approximately $7.5 million from the same period in the prior fiscal year was principally due to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. Those contracts contributed a significant percentage of the growth we experienced for the period, reflecting stronger margins than initially anticipated. The increased margins were achieved by effectively staffing the projects with internal resources, rather than subcontractors, where appropriate.

The Company is presenting additional non-GAAP measures to describe the impact from two short-term FEMA task orders on its financial performance for the three months ended December 31, 2021. The measures presented are revenue, net income, diluted earnings per share, and EBITDA for our enterprise contract portfolio less the respective performance on the FEMA task orders. These resulting measures present the remaining contract portfolio's quarterly financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth in the footnotes to the reconciliation table below.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended
	December 31,
(in thousands)	2021	2020	Change
Net income	$7,804	$1,814	$5,990
(i) Interest expense, net	672	1,080	(408)
(ii) Provision for taxes	2,743	741	2,002
(iii) Depreciation and amortization	1,985	2,062	(77)
EBITDA	$13,204	$5,697	$7,507

Reconciliation of GAAP revenue, net income, diluted earnings per share and non-GAAP EBITDA reported for the fiscal quarter to the same metrics for our contract portfolio less the FEMA task orders:

		Three Months Ended
		December 31,
(in thousands)	Ref	2021	2020	Change
Revenue
Total enterprise		$152,801	$57,852	$94,949
Less: FEMA task orders to support Alaska	(a)	91,125	—	91,125
Remaining contract portfolio	(a)	$61,676	$57,852	$3,824

Net income
Total enterprise		$7,804	$1,814	$5,990
Less: FEMA task orders to support Alaska	(b)	4,696	—	4,696
Remaining contract portfolio	(b)	$3,108	$1,814	$1,294

Diluted earnings per share
Total enterprise		$0.55	$0.13	$0.42
Less: FEMA task orders to support Alaska	(c)	0.33	—	0.33
Remaining contract portfolio	(c)	$0.22	$0.13	$0.09

EBITDA
Total enterprise		$13,204	$5,697	$7,507
Less: FEMA task orders to support Alaska	(d)	6,346	—	6,346
Remaining contract portfolio	(d)	$6,858	$5,697	$1,161

Ref (a): Revenue for the Company’s remaining contract portfolio less the FEMA task orders represents our consolidated revenues less the revenues generated from the FEMA task orders.

Ref (b): Net income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated net income, determined in accordance with GAAP, less the net income derived from the FEMA task orders. Net income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended December 31, 2021 of $91.1 million the following amounts: contract costs of $84.2 million, general & administrative costs of $0.6 million, and income tax expense of $1.6 million. Net income for the remaining contract portfolio for the three months ended December 31, 2021 represents the Company’s consolidated net income for such period less the net income attributable to the FEMA task orders for such period.

Ref (c): Diluted earnings per share (diluted EPS) for the FEMA task orders is calculated using the net income attributable to such task orders as opposed to GAAP net income. Diluted EPS for the remaining contract portfolio (total contract portfolio excluding the FEMA task orders) is calculated by subtracting the diluted EPS for the FEMA task orders from the Company's total diluted EPS.

Ref (d): EBITDA attributable to the FEMA tasks orders of $6.3 million is derived by adding income tax expense attributable to those task orders of $1.6 million to the net income attributable to those task orders of $4.7 million. EBITDA for the remaining contract portfolio is calculated by subtracting the EBITDA attributable to the FEMA task orders from the Company’s total EBITDA.

Liquidity and capital management

As of December 31, 2021, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2021, we have $25.0 million of available borrowing capacity on the revolving line of credit and do not have an outstanding balance.

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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(16,155)	$(8,518)
Net cash used in investing activities	—	(53)
Net cash provided by (used in) financing activities	(3,675)	7,584
Net change in cash and cash equivalents	$(19,830)	$(987)

For the three months ended December 31, 2021, the Company used $16.2 million in cash flows from operations. The decrease of operating cash was primarily a result of performance of the deferred contract obligations on the FEMA task orders, for which an advance payment was received in fiscal 2021. No capital assets were purchased during the three months ended December 31, 2021. Cash used in financing activities was $3.7 million during the three months ended December 31, 2021. We intend to resume using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash and cash equivalents

As of December 31, 2021, our immediate sources of liquidity include cash and cash equivalents of approximately $4.2 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2021, we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Material Cash Requirements from Contractual Obligations

Credit Facility

A summary of our secured loan facility for the period ended December 31, 2021 is as follows:

(in thousands)
Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan $70 million (a)	$42,875	LIBOR* + 2.5%	September 30, 2025
Secured revolving line of credit $25 million ceiling (b)	$—	LIBOR* + 2.5%	September 30, 2025

*LIBOR rate as of December 31, 2021 was 0.10%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of December 31, 2021 is $22.8 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company has accessed funds from the revolving credit facility during the quarter, but has no balance outstanding at December 31, 2021.

The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 to the consolidated financial statements.

Leases
As of December 31, 2021, our liabilities under our facility and equipment leases totaled $25.8 million and $0.2 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. See Note 6 to the Consolidated Financial Statements for information regarding our leases as of December 31, 2021.

Tabular Summary of Contractual Obligations as of December 31, 2021

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$42,875	$—	$6,563	$36,312	$—
Facility leases	25,850	3,270	6,231	6,136	10,213
Equipment operating leases	197	83	114	—	—
Total Contractual Obligations	$68,922	$3,353	$12,908	$42,448	$10,213

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $22.8 million for the current quarter and the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by approximately $0.2 million per year. As of December 31, 2021, the interest rate on the floating interest rate debt was 2.60%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2021 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Other than as described in this report, we believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: January 31, 2022