Form 10-Q
period 2022-03-31
DLH Holdings Corp.
filed 2022-05-04
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,796,888 shares of Common Stock, par value $0.001 per share, were outstanding as of April 29, 2022.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$108,699	$61,506	$261,500	$119,358
Cost of operations:
Contract costs	88,831	48,722	221,517	94,727
General and administrative costs	7,733	6,135	14,644	12,285
Depreciation and amortization	1,881	2,029	3,866	4,091
Total operating costs	98,445	56,886	240,027	111,103
Income from operations	10,254	4,620	21,473	8,255
Interest expense, net	554	1,004	1,226	2,084
Income before income taxes	9,700	3,616	20,247	6,171
Income tax expense	2,522	1,049	5,265	1,790
Net income	$7,178	$2,567	$14,982	$4,381

Net income per share - basic	$0.56	$0.20	$1.17	$0.35
Net income per share - diluted	$0.50	$0.19	$1.04	$0.32
Weighted average common stock outstanding
Basic	12,778	12,544	12,763	12,521
Diluted	14,442	13,570	14,368	13,568

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	March 31, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$359	$24,051
Accounts receivable	62,152	33,447
Other current assets	3,599	4,265
Total current assets	66,110	61,763
Equipment and improvements, net	1,427	1,912
Operating lease right-of-use assets	17,999	19,919
Goodwill	65,643	65,643
Intangible assets, net	44,177	47,469
Other long-term assets	398	464
Total assets	$195,754	$197,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$2,216	$2,261
Accrued payroll	12,464	9,125
Deferred revenue	—	22,273
Accounts payable, accrued expenses, and other current liabilities	44,317	32,717
Total current liabilities	58,997	66,376
Long-term liabilities:
Deferred taxes, net	1,176	1,176
Operating lease liabilities - long-term	17,582	19,374
Debt obligations - long-term, net of deferred financing costs	35,638	44,636
Total long-term liabilities	54,396	65,186
Total liabilities	113,393	131,562
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,794 and 12,714 at March 31, 2022 and September 30, 2021, respectively	13	13
Additional paid-in capital	89,664	87,893
Accumulated deficit	(7,316)	(22,298)
Total shareholders’ equity	82,361	65,608
Total liabilities and shareholders' equity	$195,754	$197,170

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$14,982	$4,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,866	4,091
Amortization of deferred financing costs charged to interest expense	319	413
Stock-based compensation expense	1,309	844
Deferred taxes, net	—	1,512
Changes in operating assets and liabilities
Accounts receivable	(28,705)	(9,134)
Other current assets	666	30
Accrued payroll	3,339	1,401
Deferred revenue	(22,273)	—
Accounts payable, accrued expenses, and other current liabilities	11,600	2,245
Other long-term assets and liabilities	82	336
Net cash provided by (used in) operating activities	(14,815)	6,119
Investing activities
Business acquisition adjustment, net of cash acquired	—	59
Purchase of equipment and improvements	(89)	(53)
Net cash provided by (used in) investing activities	(89)	6
Financing activities
Proceeds from debt obligations	13,500	18,950
Repayment of debt obligations	(22,750)	(26,200)
Payment of deferred financing costs	—	(43)
Proceeds from issuance of common stock upon exercise of options and warrants	462	231
Net cash used in financing activities	(8,788)	(7,062)

Net change in cash	(23,692)	(937)
Cash at beginning of period	24,051	1,357
Cash at end of period	$359	$420

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$896	$1,639
Cash paid during the period for income taxes	$3,482	$184
F

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Six Months Ended March 31, 2022
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	324	—	324
Expense related to employee stock-based compensation	—	—	985	—	985
Exercise of stock options	26	—	262	—	262
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	14,982	14,982
Balance at March 31, 2022	12,794	$13	$89,664	$(7,316)	$82,361
Three Months Ended March 31, 2022
Balance at December 31, 2021	12,768	$13	$88,593	$(14,494)	$74,112
Expense related to director restricted stock units	—	—	162	—	162
Expense related to employee stock-based compensation	—	—	647	—	647
Exercise of stock options	26	—	262	—	262
Net income	—	—	—	7,178	7,178
Balance at March 31, 2022	12,794	$13	$89,664	$(7,316)	$82,361

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Six Months Ended March 31, 2021
Balance at September 30, 2020	12,404	$12	$85,868	$(32,443)	$53,437
Expense related to director restricted stock units	78	—	232	—	232
Expense related to employee stock-based compensation	—	—	612	—	612
Exercise of stock options	63	1	230	—	231
Net income	—	—	—	4,381	4,381
Balance at March 31, 2021	12,545	$13	$86,942	$(28,062)	$58,893
Three Months Ended March 31, 2021
Balance at December 31, 2020	12,544	$13	$86,551	$(30,629)	$55,935
Expense related to director restricted stock units	—	—	116	—	116
Expense related to employee stock-based compensation	—	—	270	—	270
Exercise of stock options	1	—	5	—	5
Net income	—	—	—	2,567	2,567
Balance at March 31, 2021	12,545	$13	$86,942	$(28,062)	$58,893

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2022

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future period. Amounts as of and for the periods ended March 31, 2022 and March 31, 2021 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 6, 2021.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services, and Public Health and Life Sciences. The Company delivers domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. The Company employs over 2,300 skilled employees working in more than 30 locations throughout the United States and one location overseas.

At present, the Company derives 99% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors.

A major customer is defined as a customer from whom we derive at least 10% of our revenues. Our largest customers are the Department of Veteran Affairs ("VA"), the Department of Health and Human Services ("HHS"), the Department of Homeland Security ("DHS"), and the Department of Defense ("DoD"). Our contracts with the state of Alaska were task orders awarded under our Federal Emergency Management Agency ("FEMA") contract vehicle within DHS. The following table summarizes the revenues by customer for the six months ended March 31, 2022 and 2021, respectively:

	Six Months Ended
	March 31,
	2022		2021
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$131,306	50.2%	$339	0.3%
Department of Veterans Affairs	58,926	22.5%	55,513	46.5%
Department of Health and Human Services	50,710	19.4%	43,503	36.4%
Department of Defense	16,955	6.5%	14,502	12.2%
Other customers with less than 10% share of total revenue	3,603	1.4%	5,501	4.6%
Total Revenue	$261,500	100.0%	$119,358	100.0%

3. New Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The optional expedients and exceptions provided by Topic 848 can be applied for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The face values of the Company's debt instruments approximated fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Long-lived Assets

Our long-lived assets include equipment and improvements, intangible assets, right-of-use assets, and goodwill. The Company continues to review long-lived assets for possible impairment or loss of value at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

Equipment and improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

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

Goodwill

At September 30, 2021, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $65.6 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2021. For the six months ended March 31, 2022, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2022 or September 30, 2021. We report interest and penalties as a component of income tax expense. During the three and six months ended March 31, 2022 and March 31, 2021, we recognized no interest and no penalties related to income taxes.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock option or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses Monte Carlo binomial option pricing models, as appropriate to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to common stock.

Cash

We maintain cash balances of $0.4 million and $24.1 million at March 31, 2022 and September 30, 2021, respectively, at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

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

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of March 31, 2022 and September 30, 2021, the Company had not issued any preferred stock.

Interest Rate Swap

The Company uses derivative financial instruments to manage interest rate risk associated with its variable-rate debt. The Company's objective in using these interest rate derivatives is to manage its exposure to interest rate movements and reduce volatility of interest expense. The gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both are recognized in interest expense in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

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

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within receivables on our consolidated balance sheets and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets (in thousands):

		March 31,	September 30,
	Ref	2022	2021
Contract assets		$19,321	$7,307
Contract liabilities	(a)	$200	$22,473

Ref (a): Contract liabilities are primarily due to contract start up funding provided under a contract awarded at the end of fiscal year 2021, which were performed by March 31, 2022.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by these categories:

Revenue by customer (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Department of Homeland Security	$39,978	$167	$131,306	$339
Department of Veterans Affairs	30,733	27,871	58,926	55,513
Department of Health and Human Services	27,584	23,341	50,710	43,503
Department of Defense	8,460	7,522	16,955	14,502
Other	1,944	2,605	3,603	5,501
Total Revenue	$108,699	$61,506	$261,500	$119,358

Revenue by contract type (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Time and Materials	$85,860	$46,508	$218,400	$90,702
Cost Reimbursable	12,275	12,005	22,385	23,726
Firm Fixed Price	10,564	2,993	20,715	4,930
Total Revenue	$108,699	$61,506	$261,500	$119,358

Revenue by whether the Company acts as a prime contractor or a subcontractor (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Prime Contractor	$100,012	$53,888	$246,119	$105,652
Subcontractor	8,687	7,618	15,381	13,706
Total Revenue	$108,699	$61,506	$261,500	$119,358

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term plus lease payments made to the lessor before or at lease commencement less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of March 31, 2022, operating leases for facilities and equipment have remaining lease terms of 0.7 to 9.0 years.

The following table summarizes lease balances in our consolidated balance sheets at March 31, 2022 and September 30, 2021 (in thousands):

	March 31,	September 30,
	2022	2021
Operating lease right-of-use assets	$17,999	$19,919

Operating lease liabilities, current	$2,216	$2,261
Operating lease liabilities - long-term	17,582	19,374
Total operating lease liabilities	$19,798	$21,635

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

For the three and six months ended March 31, 2022 and 2021, total lease costs for our operating leases are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating	$863	$890	$1,815	$1,860
Short-term	25	42	52	71
Variable	27	25	45	30
Sublease income	(50)	(92)	(119)	(187)
Total lease costs	$865	$865	$1,793	$1,774

The Company's future minimum lease payments as of March 31, 2022 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2022 (remaining)	$1,682
2023	3,299
2024	3,156
2025	2,995
2026	3,092
Thereafter	11,000
Total future lease payments	25,224
Less: imputed interest	(5,426)
Present value of future minimum lease payments	19,798
Less: current portion of operating lease liabilities	(2,216)
Long-term operating lease liabilities	$17,582

At March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate are 7.9 years and 6%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our senior credit facility.

Other information related to our leases is as follows:

	Six Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,729	$1,667

7. Supporting Financial Information

Accounts receivable

	(in thousands)
	March 31,	September 30,
	2022	2021
Billed receivables	$42,831	$26,140
Contract assets	19,321	7,307
Total accounts receivable	$62,152	$33,447

Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2022 or September 30, 2021.

Other current assets

	(in thousands)
	March 31,	September 30,
	2022	2021
Prepaid insurance and benefits	$180	$655
Other receivables	1,147	995
Other prepaid expenses	2,272	2,615
Other current assets	$3,599	$4,265

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2022	2021
Furniture and equipment		$958	$958
Computer equipment		1,329	1,262
Computer software		4,375	4,353
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,257	8,168
Less: accumulated depreciation and amortization	(a)	(6,830)	(6,256)
Equipment and improvements, net		$1,427	$1,912

Ref (a): Depreciation expense was $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and $0.6 million and $0.8 million, for the six months ended March 31, 2022 and 2021, respectively.

Intangible assets

		(in thousands)
		March 31,	September 30,
	Ref	2022	2021
Intangible assets	(a)
Customer contracts and related customer relationships		$62,281	$62,281
Covenants not to compete		522	522
Trade name		3,051	3,051
Total intangible assets		65,854	65,854
Less accumulated amortization
Customer contracts and related customer relationships		(20,492)	(17,378)
Covenants not to compete		(290)	(264)
Trade name		(895)	(743)
Total accumulated amortization		(21,677)	(18,385)
Intangible assets, net		$44,177	$47,469

Ref (a): Intangible assets (other than goodwill) are subject to amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.6 million for the three months ended March 31, 2022 and 2021 and $3.3 million for the six months ended March 31, 2022 and 2021.

Estimated amortization expense for the following fiscal years ending September 30:	(in thousands)
2022 (remaining)	$3,293
2023	6,585
2024	6,585
2025	6,585
2026	5,851
Thereafter	15,278
Total amortization expense	$44,177

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	March 31,	September 30,
	2022	2021
Accounts payable	$27,300	$16,684
Accrued benefits	4,257	2,916
Accrued bonus and incentive compensation	1,800	2,381
Accrued workers' compensation insurance	5,100	7,014
Other accrued expenses	5,860	3,722
Accounts payable, accrued expenses, and other current liabilities	$44,317	$32,717

Debt obligations

		(in thousands)
		March 31,	September 30,
	Ref	2022	2021
Bank term loan		$37,500	$46,750
Less: unamortized deferred financing costs		(1,862)	(2,114)
Long-term portion of bank debt obligations, net of deferred financing costs	(a)	$35,638	$44,636

Ref (a): As of March 31, 2022 and September 30, 2021, we had no outstanding balance on our revolving line of credit and have satisfied mandatory principal payments covering the following twelve months.

Interest income (expense)

		Three Months Ended		Six Months Ended
		March 31,		March 31,
(in thousands)	Ref	2022	2021	2022	2021
Interest expense	(a)	$(386)	$(801)	$(907)	$(1,671)
Amortization of deferred financing costs	(b)	(168)	(203)	(319)	(413)
Interest expense, net		$(554)	$(1,004)	$(1,226)	$(2,084)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit

8. Credit Facilities

A summary of our loan facility as of March 31, 2022, is as follows:

	($ in thousands)
	As of March 31, 2022
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania ("FNB")	Secured term loan (a)	$37,500	LIBOR* + 2.5%	09/30/2025
First National Bank of Pennsylvania ("FNB")	Secured revolving line of credit (b)	$—	LIBOR* + 2.5%	09/30/2025

*LIBOR rate as of March 31, 2022 was 0.46%. As of March 31, 2022, our LIBOR rate is subject to a minimum floor of 0.5%.
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

We are required to pay quarterly amortization payments, which commenced in December 2020. The annual amortization amounts are $7.0 million each for fiscal years 2021 and 2022, $8.75 million each for fiscal years 2023 through 2025, with the remaining unpaid loan balance due at maturity in September 2025. The quarterly payments are equal installments. The Company made voluntary prepayments of term debt of approximately $5.4 million during the quarter ended March 31, 2022 bringing the total amount paid on the secured term loan to $32.5 million. We have satisfied mandatory principal amortization until December 31, 2024.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. For additional information regarding the schedule of future payment obligations, please refer to Note 11. Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of March 31, 2022 is $22.8 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the six months ended March 31, 2022, interest expense has been increased by approximately $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million; as of March 31, 2022 we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter, but had no outstanding balance at March 31, 2022.
The Company's total borrowing availability, based on eligible accounts receivables at March 31, 2022, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2022, there were 1.4 million options available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
(in thousands)		2022	2021	2022	2021
DLH employees	(a)	$647	$270	$985	$612
Non-employee directors	(b)	162	116	324	232
Total stock option expense		$809	$386	$1,309	$844

Ref (a): Included in this amount are equity grants of restricted stock units to Named Executive Officers ("NEO"), which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to NEO and non-NEO company employees. The restricted stock units totaled 161,485 restricted stock units issued and outstanding at March 31, 2022.

Ref (b): Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and a total of 53,510 restricted stock units were issued and outstanding at March 31, 2022.

Unrecognized stock-based compensation expense (in thousands)

		March 31,
	Ref	2022
Unrecognized expense for DLH employees	(a)	$5,982
Unrecognized expense for non-employee directors		324
Total unrecognized expense		$6,306

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

Stock option activity for the six months ended March 31, 2022

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2021	2,374	$5.60	5.6	$15,899
Exercised	(26)	$10.08	—	—
Granted	250	$16.01	—	$—
Options outstanding, March 31, 2022	2,598	$6.56	5.5	$32,159

Stock options shares outstanding, vested and unvested for the periods ended (in thousands):

		Number of Shares
		March 31,	September 30,
	Ref	2022	2021
Vested and exercisable	(a)	2,348	1,662
Unvested	(b)	250	712
Options outstanding		2,598	2,374

Ref (a): Weighted average exercise price of vested and exercisable shares was $5.55 and $3.91 at March 31, 2022 and September 30, 2021, respectively. Aggregate intrinsic value was approximately $31.4 million and $13.9 million at March 31, 2022 and September 30, 2021, respectively. Weighted average contractual term remaining was 5.1 years and 4.0 years at March 31, 2022 and September 30, 2021, respectively.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator:
Net income	$7,178	$2,567	$14,982	$4,381
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,778	12,544	12,763	12,521
Effect of dilutive securities:
Stock options and restricted stock	1,664	1,026	1,605	1,047
Denominator for diluted net income per share - weighted-average outstanding shares	14,442	13,570	14,368	13,568

Net income per share - basic	$0.56	$0.20	$1.17	$0.35
Net income per share - diluted	$0.50	$0.19	$1.04	$0.32

11. Commitments and Contingencies

Contractual obligations as of March 31, 2022 (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2022	2023	2024	2025	2026	Thereafter
Debt obligations	$37,500	$—	$—	$—	$37,500	$—	$—
Facility operating leases	25,047	1,640	3,216	3,104	2,995	3,092	11,000
Equipment operating leases	177	42	83	52	—	—	—
Total contractual obligations	$62,724	$1,682	$3,299	$3,156	$40,495	$3,092	$11,000

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2022 and September 30, 2021 was $5.1 million and $7.0 million, respectively.

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

12. Related Party Transactions

The Company has determined that as of March 31, 2022 and September 30, 2021 and for the three and six months ended March 31, 2022 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2021, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the ongoing impact of the novel coronavirus (“COVID-19”) pandemic, including the measures to reduce its spread, and its impact on the economy and demand for our services, are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the risk that we will not realize the anticipated benefits of an acquisition; the challenges of managing larger and more widespread operations resulting from the acquisition; contract awards in connection with re-competes for present business and/or competition for new business; compliance with new bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of future acquisitions; the impact of inflation and higher interest rates on our cost structure; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.
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

•Defense and Veteran Health Solutions;
•Human Services and Solutions;

•Public Health and Life Sciences;

The following table summarizes the revenues by market for the six months ended March 31, 2022 and 2021, respectively:

	Six Months Ended
	March 31,
	2022		2021
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Human Services and Solutions	$149,320	57.1%	$16,306	13.7%
Defense and Veteran Health Solutions	75,881	29.0%	70,442	59.0%
Public Health and Life Sciences	36,299	13.9%	32,610	27.3%
Total Revenue	$261,500	100.0%	$119,358	100.0%

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 94% of our revenue for the six months ended March 31, 2022;

•strong past performance record, as evidenced by our VA customer scoring among the highest in overall satisfaction in the J.D. Power National Pharmacy Study over recent years; and

•targeted expansion in critical national priority markets with Federal budget stability and strong bipartisan support

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue for the six months ended March 31, 2022 is distributed to time and materials contracts (84%), cost reimbursable contracts (9%) and firm fixed price contracts (7%). We provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the six months ended March 31, 2022 and 2021, respectively:

	Six Months Ended
	March 31,
	2022		2021
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$131,306	50.2%	$339	0.3%
Department of Veterans Affairs	58,926	22.5%	55,513	46.5%
Department of Health and Human Services	50,710	19.4%	43,503	36.4%
Department of Defense	16,955	6.5%	14,502	12.2%
Other customers with less than 10% share of total revenue	3,603	1.4%	5,501	4.6%
Total Revenue	$261,500	100.0%	$119,358	100.0%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. Nine contracts for pharmacy services, which represent revenues of approximately $32.7 million and $31.8 million for the six months ended March 31, 2022 and 2021, are currently operating under a bridge contract through October 2022. The remaining seven contracts for logistics services, which represent approximately $26.2 million and $23.7 million of revenues for the six months ended March 31, 2022 and 2021, are currently operating under a bridge contract through November 2022. The government has neither indicated nor announced its future procurement strategy with respect to these contracts. Due to the time required to conduct a procurement process, we expect these contracts to be further extended.

The Company's contract with HHS in support of its Head Start program generated $15.7 million and $13.4 million of its revenue for the six months ended March 31, 2022 and 2021, respectively. This contract has a period of performance through April 2025.

As previously announced, we were awarded two short-term task orders under a FEMA contract to provide support for states seeking temporary medical staffing support and COVID-19 related community testing, vaccination and therapy. Those contracts generated $130.9 million of revenue for the six months ended March 31, 2022. The contract to support COVID-19 related community testing, vaccination and therapy ended on December 31, 2021. The contract to provide temporary medical staffing support completed on March 20, 2022. We do not expect significant impact to our financial performance for the remainder of the fiscal year as activity on the projects will be limited to close-out activities.

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

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At March 31, 2022, our total backlog was approximately $554.7 million compared to $651.5 million as of September 30, 2021.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At March 31, 2022, our funded backlog was approximately $82.4 million, and our unfunded backlog was $472.3 million.

Forward Looking Business Trends

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions, while improving, continue to be highly volatile due to the COVID-19 pandemic, which resulted in both market size contractions due to economic slowdowns and government restrictions on movement during the height of the pandemic. While the rollout of vaccines has positively correlated to an improvement in macroeconomic indicators, the lifting of various public health constraints, and a reduction of many restrictions on economic activity, there continues to be significant uncertainty as to the effects of the pandemic on the economy, which may impact our results of operations or cash flows in future periods. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. Although we have also been successful in winning new contracts tied to the need to support public health initiatives in response to the pandemic, as the public health situation improves, there may be fewer such opportunities in the future.

General uncertainty related to the pandemic, the long-term efficacy of vaccines and the spread of new variants, may nonetheless cause reduced demand for certain services we provide, particularly if it results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Our ability to continue to operate without any significant negative impacts will in part depend on our continued ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and have been able to broadly maintain our operations. Further, we have partnered with our clients to adopt particular measures to protect our employees at distribution centers, and we have been and expect to continue to execute on the remainder of our contracts through remote and teleworking arrangements. We continue to monitor the evolving situation related to the COVID-19 pandemic and intend to continue to work with government authorities and other stakeholders to assess further potential implications to us, continue with employee safety measures to ensure that we are able to continue our operations during the pandemic, and take other actions where appropriate to mitigate other adverse consequences. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example a closure of a key distribution facility) that may not be fully mitigated. To date we have experienced continuity in the majority of our work for our government clients. While there have been postponements of events and challenges around some project work requiring travel, overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue. It would be reasonable to expect some restriction of certain client activities due to COVID-19.
For the quarter ended March 31, 2022, the COVID-19 pandemic had an effect on our operating results as we experienced significant revenue growth due to the new task orders awarded under a FEMA contract for which we assisted Alaska in its COVID-19 response efforts. Due to our ability to continue to perform on our contract portfolio and generate cash flow, we do not presently expect liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our term loan and have access to a revolving line of credit to meet any short-term cash needs that cannot be funded by operations. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Federal budget outlook for 2022

On March 15, 2022 funding measures were passed by Congress and signed by the President, to fund the federal government for the remainder of the fiscal year. Our customer's missions have received broad support from the legislative and executive branches of the federal government. As such, we do not anticipate or expect any significant changes to our operations.

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

Results of Operations for the three months ended March 31, 2022 and 2021

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Consolidated Statements of Operations:	March 31, 2022		March 31, 2021		Change
Revenue	$108,699	100.0%	$61,506	100.0%	$47,193
Cost of operations:
Contract costs	88,831	81.8%	48,722	79.2%	40,109
General and administrative costs	7,733	7.1%	6,135	10.0%	1,598
Depreciation and amortization	1,881	1.7%	2,029	3.3%	(148)
Total operating costs	98,445	90.6%	56,886	92.5%	41,559
Income from operations	10,254	9.4%	4,620	7.5%	5,634
Interest expense, net	554	0.5%	1,004	1.6%	(450)
Income before income taxes	9,700	8.9%	3,616	5.9%	6,084
Income tax expense	2,522	2.3%	1,049	1.7%	1,473
Net income	$7,178	6.6%	$2,567	4.2%	$4,611
Net income per share - basic	$0.56		$0.20		$0.36
Net income per share - diluted	$0.50		$0.19		$0.31

Revenue

Revenue for the three months ended March 31, 2022 was $108.7 million, an increase of $47.2 million or 76.7% over the prior year period. The increase in revenue is due primarily to the medical staffing task order awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from that task order was $39.1 million with the remaining revenue volume of $0.7 million being derived from close-out activities on the task order to support community testing, vaccination and therapy. The growth from the remaining contract portfolio was primarily due to additional contracts awarded in late fiscal 2021 and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended March 31, 2022, contract costs increased by approximately $40.1 million, principally due to the direct costs associated with the medical staffing task order awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $1.6 million, primarily due to increased stock compensation expense from recently awarded employee option grants, business development cost, and cost to support the execution of the FEMA task orders. As a percent of revenue, general and administrative costs decreased from reflecting improved operating leverage derived from an expanded business base.

For the three months ended March 31, 2022, depreciation and amortization costs were approximately $0.2 million and $1.6 million, respectively, as compared to approximately $0.4 million and $1.6 million for the prior fiscal year period.

Interest Expense, net

Interest expense, net, includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended March 31, 2022 and 2021, interest expense was approximately $0.6 million and $1.0 million, respectively. The decrease in interest expense was primarily due to the decreased balance on our term loan.

Income Tax Expense

For the three months ended March 31, 2022 and 2021, DLH recorded a $2.5 million and $1.0 million provision for tax expense, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was 26% and 29%, respectively.

Results of Operations for the six months ended March 31, 2022 and 2021

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change
Consolidated Statements of Operations:	March 31, 2022		March 31, 2021		$
Revenue	$261,500	100.0%	$119,358	100.0%	$142,142
Cost of Operations:
Contract Costs	221,517	84.7%	94,727	79.4%	126,790
General and administrative expenses	14,644	5.6%	12,285	10.3%	2,359
Depreciation and amortization	3,866	1.5%	4,091	3.4%	(225)
Total operating costs	240,027	91.8%	111,103	93.1%	128,924
Income from operations	21,473	8.2%	8,255	6.9%	13,218
Interest	1,226	0.5%	2,084	1.7%	(858)
Income before income taxes	20,247	7.7%	6,171	5.2%	14,076
Income tax expense, net	5,265	2.0%	1,790	1.5%	3,475
Net income	$14,982	5.7%	$4,381	3.7%	$10,601

Net income per share - basic	$1.17		$0.35		$0.82
Net income per share - diluted	$1.04		$0.32		$0.72

Revenue

Revenue for the six months ended March 31, 2022 was $261.5 million, an increase of $142.1 million or 119.1% over the prior year period. The increase in revenue is due primarily to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders was $130.9 million. The growth from the remaining contract portfolio was due to additional contracts awarded in late fiscal 2021 and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the six months ended March 31, 2022, contract costs increased by approximately $126.8 million principally due to the direct costs associated with the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased by approximately $2.4 million from the same period in the prior fiscal year. As a percent of revenue, general and administrative costs decreased from reflecting improved operating leverage derived from an expanded business base.

For the six months ended March 31, 2022, depreciation and amortization costs were approximately $0.6 million and $3.3 million, respectively, as compared to approximately $0.8 million and $3.3 million for the prior fiscal year period.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the six months ended March 31, 2022 and 2021, interest expense, net was approximately $1.2 million and $2.1 million, respectively. The decrease in interest expense was primarily due to the decreased balance on our term loan.

Income Tax Expense

For the six months ended March 31, 2022 and 2021, DLH recorded a $5.3 million and $1.8 million provision for tax expense, respectively. The effective tax rate for the six months ended March 31, 2022 and 2021 was 26% and 29%, respectively.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three and six months ended March 31, 2022 was approximately $12.1 million and $25.3 million, respectively. The increase of approximately $5.5 million and $13.0 million from the same periods in the prior fiscal year was principally due to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. Those contracts contributed a significant percentage of the growth we experienced for the period, reflecting stronger margins than initially anticipated. The increased margins were achieved by effectively staffing the projects with internal resources, rather than subcontractors, where appropriate. For the three months ended March 31, 2022, EBITDA from the remaining contract portfolio was essentially flat, notwithstanding our increased revenue from that contract portfolio, principally due to our planned investment in human capital management and business development as we continue to build and strengthen our sustaining business.

The Company is presenting additional non-GAAP measures to describe the impact from two short-term FEMA task orders on its financial performance for the six months ended March 31, 2022. The measures presented are revenue, operating income, net income, diluted earnings per share, and EBITDA for our enterprise contract portfolio less the respective performance on the FEMA task orders. These resulting measures present the remaining contract portfolio's quarterly financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth in the footnotes to the reconciliation table below.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(in thousands)	2022	2021	Change	2022	2021	Change
Net income	$7,178	$2,567	$4,611	$14,982	$4,381	$10,601
(i) Interest expense, net	554	1,004	(450)	1,226	2,084	(858)
(ii) Provision for taxes	2,522	1,049	1,473	5,265	1,790	3,475
(iii) Depreciation and amortization	1,881	2,029	(148)	3,866	4,091	(225)
EBITDA	$12,135	$6,649	$5,486	$25,339	$12,346	$12,993

Reconciliation of GAAP revenue, operating income, net income, diluted earnings per share, and non-GAAP EBITDA reported for the three and six months ended to the same metrics for our contract portfolio less the FEMA task orders:

		Three Months Ended			Six Months Ended
		March 31,			March 31,
(in thousands)	Ref	2022	2021	Change	2022	2021	Change
Revenue
Total enterprise		$108,699	$61,506	$47,193	$261,500	$119,358	$142,142
Less: FEMA task orders to support Alaska	(a)	39,764	—	39,764	130,889	—	130,889
Remaining contract portfolio	(a)	$68,935	$61,506	$7,429	$130,611	$119,358	$11,253

Operating income
Total enterprise		$10,254	$4,620	$5,634	$21,473	$8,255	$13,218
Less: FEMA task orders to support Alaska	(b)	5,525	—	5,525	11,871	—	11,871
Remaining contract portfolio	(b)	$4,729	$4,620	$109	$9,602	$8,255	$1,347

Net income
Total enterprise		$7,178	$2,567	$4,611	$14,982	$4,381	$10,601
Less: FEMA task orders to support Alaska	(c)	4,089	—	4,089	8,785	—	8,785
Remaining contract portfolio	(c)	$3,089	$2,567	$522	$6,197	$4,381	$1,816

Diluted earnings per share
Total enterprise		$0.50	$0.19	$0.31	$1.04	$0.32	$0.72
Less: FEMA task orders to support Alaska	(d)	0.28	—	0.28	0.61	—	0.61
Remaining contract portfolio	(d)	$0.22	$0.19	$0.03	$0.43	$0.32	$0.11

EBITDA
Total enterprise		$12,135	$6,649	$5,486	$25,339	$12,346	$12,993
Less: FEMA task orders to support Alaska	(e)	5,525	—	5,525	11,871	—	11,871
Remaining contract portfolio	(e)	$6,610	$6,649	$(39)	$13,468	$12,346	$1,122

Ref (a): Revenue for the Company’s remaining contract portfolio less the FEMA task orders represents our consolidated revenues less the revenues generated from the FEMA task orders.

Ref (b): Operating income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated operating income, determined in accordance with GAAP, less the operating income derived from the FEMA task orders. Operating income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended March 31, 2022 of $39.8 million the following amounts associated with such task orders: contract costs of $33.7 million and general & administrative costs of $0.6 million. Similarly, for the six months ended March 31, 2022 operating income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $130.9 million the following amounts associated with such task orders: contract costs $117.9 million and general & administrative costs of $1.1 million. Operating income for the remaining contract portfolio for the three and six months ended March 31, 2022 represents the Company’s consolidated operating income for such period less the operating income attributable to the FEMA task orders for such period.

Ref (c): Net income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated net income, determined in accordance with GAAP, less the net income derived from the FEMA task orders. Net income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended March 31, 2022 of $39.8 million the following amounts associated with such task orders: contract costs of $33.7 million, general & administrative costs of $0.6 million, and income tax expense of $1.4 million. Similarly, for the six months ended March 31, 2022 net income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $130.9 million the following amounts associated with such task orders: contract costs $117.9 million, general & administrative costs of $1.1 million, and tax expense of $3.1 million. Net income for the remaining contract portfolio for the three and six months ended March 31, 2022 represents the Company’s consolidated net income for such period less the net income attributable to the FEMA task orders for such period.

Ref (d): Diluted earnings per share (diluted EPS) for the FEMA task orders is calculated using the net income attributable to such task orders as opposed to GAAP net income. Diluted EPS for the remaining contract portfolio (total contract portfolio excluding the FEMA task orders) is calculated by subtracting the diluted EPS for the FEMA task orders from the Company's total diluted EPS.

Ref (e): EBITDA attributable to the FEMA tasks orders of $5.5 million and $11.9 million for the three and six months ended March 31, 2022, respectively, is arrived at through the same calculation as operating income as there are not any depreciation and amortization costs attributable to the FEMA tasks orders. EBITDA for the remaining contract portfolio is calculated by subtracting the EBITDA attributable to the FEMA task orders from the Company’s total EBITDA.

Liquidity and capital management

As of March 31, 2022, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2022, we have $25.0 million of available borrowing capacity on the revolving line of credit and do not have an outstanding balance.

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

A summary of the change in cash is presented below (in thousands):

	Six Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(14,815)	$6,119
Net cash provided by (used in) investing activities	(89)	6
Net cash used in financing activities	(8,788)	(7,062)
Net change in cash	$(23,692)	$(937)

For the six months ended March 31, 2022, the Company used $14.8 million in cash flows from operations. The decrease of operating cash was primarily a result of performance of the deferred contract obligations of $22.2 million, for which an advance payment was received in fiscal 2021, and contract completion activities on the FEMA task orders. Fiscal year to date, accounts receivable have increased by $28.7 million, including $13.6 million related to the FEMA contracts, for which the cash flow impact is largely offset by corresponding subcontractor accruals. Both the receivable and corresponding payables on the FEMA contracts have been largely settled subsequent to quarter end. The remaining increase in accounts receivable is related to normal fluctuations in the timing of customer payments and to growth in the overall business volume.

Capital assets of $0.1 million were purchased during the six months ended March 31, 2022. Cash used in financing activities was $8.8 million during the six months ended March 31, 2022. We intend to continue using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash

As of March 31, 2022, our immediate sources of liquidity include cash of approximately $0.4 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2022, we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Material Cash Requirements from Contractual Obligations

Credit Facility

A summary of our secured loan facility for the period ended March 31, 2022 is as follows:

(in thousands)
Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan $70 million (a)	$37,500	LIBOR* + 2.5%	September 30, 2025
Secured revolving line of credit $25 million ceiling (b)	$—	LIBOR* + 2.5%	September 30, 2025

*LIBOR rate as of March 31, 2022 was 0.46%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of March 31, 2022 is $22.8 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company has accessed funds from the revolving credit facility during the quarter, but has no balance outstanding at March 31, 2022.
The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 to the consolidated financial statements.

Leases
As of March 31, 2022, our liabilities under our facility and equipment leases totaled $25.0 million and $0.2 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. See Note 6 to the Consolidated Financial Statements for information regarding our leases as of March 31, 2022.

Tabular Summary of Contractual Obligations as of March 31, 2022

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$37,500	$—	$3,375	$34,125	$—
Facility operating leases	25,047	3,262	6,175	5,951	9,659
Equipment operating leases	177	83	94	—	—
Total Contractual Obligations	$62,724	$3,345	$9,644	$40,076	$9,659

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $22.8 million for the current quarter and the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.2 million per year. As of March 31, 2022, the interest rate on the floating interest rate debt was 2.96%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: May 4, 2022