Form 10-Q
period 2022-06-30
DLH Holdings Corp.
filed 2022-08-02
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,961,269 shares of Common Stock, par value $0.001 per share, were outstanding as of July 29, 2022.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$66,440	$61,555	$327,940	$180,913
Cost of operations:
Contract costs	49,668	48,365	271,184	143,092
General and administrative costs	7,535	6,237	22,178	18,522
Corporate development costs	250	—	250	—
Depreciation and amortization	1,873	2,014	5,740	6,105
Total operating costs	59,326	56,616	299,352	167,719
Income from operations	7,114	4,939	28,588	13,194
Interest expense, net	512	893	1,739	2,977
Income before income taxes	6,602	4,046	26,849	10,217
Income tax expense	1,738	1,166	7,003	2,956
Net income	$4,864	$2,880	$19,846	$7,261

Net income per share - basic	$0.38	$0.23	$1.55	$0.58
Net income per share - diluted	$0.34	$0.21	$1.40	$0.54
Weighted average common stock outstanding
Basic	12,812	12,545	12,779	12,529
Diluted	14,235	13,655	14,205	13,694

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	June 30, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$1,060	$24,051
Accounts receivable	50,337	33,447
Other current assets	4,417	4,265
Total current assets	55,814	61,763
Equipment and improvements, net	1,355	1,912
Operating lease right-of-use assets	17,429	19,919
Goodwill	65,643	65,643
Intangible assets, net	42,530	47,469
Other long-term assets	365	464
Total assets	$183,136	$197,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$2,227	$2,261
Accrued payroll	13,157	9,125
Deferred revenue	—	22,273
Accounts payable, accrued expenses, and other current liabilities	35,098	32,717
Total current liabilities	50,482	66,376
Long-term liabilities:
Deferred taxes, net	1,175	1,176
Operating lease liabilities - long-term	17,028	19,374
Debt obligations - long-term, net of deferred financing costs	26,783	44,636
Total long-term liabilities	44,986	65,186
Total liabilities	95,468	131,562
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 12,961 and 12,714 at June 30, 2022 and September 30, 2021, respectively	13	13
Additional paid-in capital	90,107	87,893
Accumulated deficit	(2,452)	(22,298)
Total shareholders’ equity	87,668	65,608
Total liabilities and shareholders' equity	$183,136	$197,170

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2022	2021
Operating activities
Net income	$19,846	$7,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,740	6,105
Amortization of deferred financing costs charged to interest expense	497	610
Stock-based compensation expense	1,952	1,317
Deferred taxes, net	(1)	2,177
Changes in operating assets and liabilities
Accounts receivable	(16,890)	(3,868)
Other current assets	(152)	(133)
Accrued payroll	4,032	(403)
Deferred revenue	(22,273)	—
Accounts payable, accrued expenses, and other current liabilities	2,380	1,912
Other long-term assets and liabilities	110	410
Net cash provided by (used in) operating activities	(4,759)	15,388
Investing activities
Business acquisition adjustment, net of cash acquired	—	59
Purchase of equipment and improvements	(244)	(53)
Net cash provided by (used in) investing activities	(244)	6
Financing activities
Proceeds from debt obligations	13,500	23,950
Repayments of debt obligations	(31,750)	(40,150)
Payments of deferred financing costs	—	(43)
Proceeds from issuance of common stock upon exercise of options and warrants	543	231
Common stock surrendered for the exercise of stock options - tax obligations	(281)	—
Net cash used in financing activities	(17,988)	(16,012)

Net change in cash	(22,991)	(618)
Cash at beginning of period	24,051	1,357
Cash at end of period	$1,060	$739

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,195	$2,321
Cash paid during the period for income taxes	$6,403	$396

Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$256	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Nine Months Ended June 30, 2022
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	486	—	486
Expense related to employee stock-based compensation	—	—	1,466	—	1,466
Exercise of stock options	224	—	343	—	343
Common stock surrendered for the exercise of stock options	(31)	—	(281)	—	(281)
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	19,846	19,846
Balance at June 30, 2022	12,961	$13	$90,107	$(2,452)	$87,668
Three Months Ended June 30, 2022
Balance at March 31, 2022	12,794	$13	$89,664	$(7,316)	$82,361
Expense related to director restricted stock units	—	—	162	—	162
Expense related to employee stock-based compensation	—	—	481	—	481
Exercise of stock options	198	—	81	—	81
Common stock surrendered for the exercise of stock options	(31)	—	(281)	—	(281)
Net income	—	—	—	4,864	4,864
Balance at June 30, 2022	12,961	$13	$90,107	$(2,452)	$87,668

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Nine Months Ended June 30, 2021
Balance at September 30, 2020	12,404	$12	$85,868	$(32,443)	$53,437
Expense related to director restricted stock units	78	—	349	—	349
Expense related to employee stock-based compensation	—	—	968	—	968
Exercise of stock options	63	1	230	—	231
Net income	—	—	—	7,261	7,261
Balance at June 30, 2021	12,545	$13	$87,415	$(25,182)	$62,246
Three Months Ended June 30, 2021
Balance at March 31, 2021	12,545	$13	$86,942	$(28,062)	$58,893
Expense related to director restricted stock units	—	—	117	—	117
Expense related to employee stock-based compensation	—	—	356	—	356
Net income	—	—	—	2,880	2,880
Balance at June 30, 2021	12,545	$13	$87,415	$(25,182)	$62,246

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2022

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future period. Amounts as of and for the periods ended June 30, 2022 and June 30, 2021 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 6, 2021.

2. Business Overview

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veterans' Health Solutions, Human Solutions and Services, and Public Health and Life Sciences. The Company delivers domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. The Company employs over 2,400 skilled employees working in more than 30 locations throughout the United States and one location overseas.

At present, the Company derives 99% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors.

A major customer is defined as a customer from whom we derive at least 10% of our revenues. Our largest customers are the Department of Veteran Affairs ("VA"), the Department of Health and Human Services ("HHS"), the Department of Homeland Security ("DHS"), and the Department of Defense ("DoD"). Our contracts with the state of Alaska were task orders awarded under our Federal Emergency Management Agency ("FEMA") contract vehicle within DHS. The following table summarizes the revenues by customer for the nine months ended June 30, 2022 and 2021, respectively:

	Nine Months Ended
	June 30,
	2022		2021
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$126,397	38.6%	$523	0.3%
Department of Veterans Affairs	92,270	28.1%	83,010	45.9%
Department of Health and Human Services	78,452	23.9%	66,748	36.9%
Department of Defense	25,227	7.7%	22,103	12.2%
Other customers with less than 10% share of total revenue	5,594	1.7%	8,529	4.7%
Total Revenue	$327,940	100.0%	$180,913	100.0%

3. New Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The optional expedients and exceptions provided by Topic 848 can be applied for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

4. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and lease liabilities, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers’ compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

Goodwill

At September 30, 2021, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $65.6 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2021. For the nine months ended June 30, 2022, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2022 or September 30, 2021. We report interest and penalties as a component of income tax expense. During the three and nine months ended June 30, 2022 and June 30, 2021, we recognized no interest and no penalties related to income taxes.

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

Cash

We maintain cash balances of $1.1 million and $24.1 million at June 30, 2022 and September 30, 2021, respectively, at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

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

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of June 30, 2022 and September 30, 2021, the Company had not issued any preferred stock.

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

Contract liabilities - Amounts are a result of billings in excess of costs incurred.

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets (in thousands):

		June 30,	September 30,
	Ref	2022	2021
Contract assets		$8,467	$7,307
Contract liabilities	(a)	$200	$22,473

Ref (a): Contract liabilities are primarily due to contract start-up funding provided under a contract awarded at the end of fiscal year 2021, for which all performance obligations were completed by March 31, 2022.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by these categories:

Revenue by customer (in thousands):

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2022	2021	2022	2021
Department of Homeland Security	(a)	$(4,908)	$184	$126,397	$523
Department of Veterans Affairs		33,344	27,496	92,270	83,010
Department of Health and Human Services		27,741	23,245	78,452	66,748
Department of Defense		8,272	7,601	25,227	22,103
Other		1,991	3,029	5,594	8,529
Total Revenue		$66,440	$61,555	$327,940	$180,913

Ref (a): The results for the three months ended June 30, 2022 include final closeout activities related to the short-term FEMA COVID support contracts and the related agreements between DLH and its subcontractors. Reconciliation of estimated pass-through travel and accommodation expenses to the final reimbursable expenses resulted in a reduction to expenses, and a corresponding reduction to revenue, previously accrued and pending payment. This reduction reflected the value of in-kind expenses furnished by the State in support of the contract.

Revenue by contract type (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Time and Materials	$44,672	$46,790	$263,072	$137,492
Cost Reimbursable	11,979	12,070	34,364	35,796
Firm Fixed Price	9,789	2,695	30,504	7,625
Total Revenue	$66,440	$61,555	$327,940	$180,913

Revenue by whether the Company acts as a prime contractor or a subcontractor (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Prime Contractor	$58,743	$53,407	$304,862	$159,059
Subcontractor	7,697	8,148	23,078	21,854
Total Revenue	$66,440	$61,555	$327,940	$180,913

6. Leases

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our right-of-use assets are recognized as the present value of the future minimum lease payments over the lease term plus lease payments made to the lessor before or at lease commencement less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our credit facility was used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of June 30, 2022, operating leases for facilities and equipment have remaining lease terms of 0.4 to 8.8 years.

The following table summarizes lease balances in our consolidated balance sheets at June 30, 2022 and September 30, 2021 (in thousands):

	June 30,	September 30,
	2022	2021
Operating lease right-of-use assets	$17,429	$19,919

Operating lease liabilities, current	$2,227	$2,261
Operating lease liabilities - long-term	17,028	19,374
Total operating lease liabilities	$19,255	$21,635

The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

For the three and nine months ended June 30, 2022 and 2021, total lease costs for our operating leases are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating	$869	$903	$2,684	$2,763
Short-term	33	18	85	88
Variable	44	40	89	70
Sublease income	(69)	(46)	(188)	(233)
Total lease costs	$877	$915	$2,670	$2,688

The Company's future minimum lease payments as of June 30, 2022 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2022 (remaining)	$845
2023	3,299
2024	3,156
2025	2,995
2026	3,092
Thereafter	11,000
Total future lease payments	24,387
Less: imputed interest	(5,132)
Present value of future minimum lease payments	19,255
Less: current portion of operating lease liabilities	(2,227)
Long-term operating lease liabilities	$17,028

At June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate are 7.7 years and 6.01%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our senior credit facility.

Other information related to our leases is as follows:

	Nine Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$2,566	$2,483

7. Supporting Financial Information

Accounts receivable

	(in thousands)
	June 30,	September 30,
	2022	2021
Billed receivables	$41,870	$26,140
Contract assets	8,467	7,307
Total accounts receivable	$50,337	$33,447

Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2022 or September 30, 2021.

Other current assets

	(in thousands)
	June 30,	September 30,
	2022	2021
Prepaid insurance and benefits	$1,019	$655
Other receivables	1,021	995
Prepaid licenses and other expenses	2,377	2,615
Other current assets	$4,417	$4,265

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2022	2021
Furniture and equipment		$958	$958
Computer equipment		1,484	1,262
Computer software		4,375	4,353
Leasehold improvements		1,595	1,595
Total equipment and improvements		8,412	8,168
Less: accumulated depreciation and amortization	(a)	(7,057)	(6,256)
Equipment and improvements, net		$1,355	$1,912

Ref (a): Depreciation expense was $0.2 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $1.2 million, for the nine months ended June 30, 2022 and 2021, respectively.

Intangible assets

		(in thousands)
		June 30,	September 30,
	Ref	2022	2021
Intangible assets	(a)
Customer contracts and related customer relationships		$62,281	$62,281
Covenants not to compete		522	522
Trade name		3,051	3,051
Total intangible assets		65,854	65,854
Less: accumulated amortization
Customer contracts and related customer relationships		(22,049)	(17,378)
Covenants not to compete		(303)	(264)
Trade name		(972)	(743)
Total accumulated amortization		(23,324)	(18,385)
Intangible assets, net		$42,530	$47,469

Ref (a): Intangible assets (other than goodwill) are subject to amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 10 years. The total amount of amortization expense was $1.6 million for the three months ended June 30, 2022 and 2021 and $4.9 million for the nine months ended June 30, 2022 and 2021.

Estimated amortization expense for the following fiscal years ending September 30:	(in thousands)
2022 (remaining)	$1,646
2023	6,585
2024	6,585
2025	6,585
2026	5,851
Thereafter	15,278
Total amortization expense	$42,530

Accounts payable, accrued expenses, and other current liabilities

	(in thousands)
	June 30,	September 30,
	2022	2021
Accounts payable	$18,614	$16,684
Accrued benefits	4,172	2,916
Accrued bonus and incentive compensation	2,600	2,381
Accrued workers' compensation insurance	4,877	7,014
Other accrued expenses	4,835	3,722
Accounts payable, accrued expenses, and other current liabilities	$35,098	$32,717

Debt obligations

		(in thousands)
		June 30,	September 30,
	Ref	2022	2021
Bank term loan		$28,500	$46,750
Less: unamortized deferred financing costs		(1,717)	(2,114)
Long-term portion of bank debt obligations, net of deferred financing costs	(a)	$26,783	$44,636

Ref (a): As of June 30, 2022 and September 30, 2021, we had no outstanding balance on our revolving line of credit and have satisfied mandatory principal payments covering the following twelve months.

Interest income (expense)

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
(in thousands)	Ref	2022	2021	2022	2021
Interest expense	(a)	$(334)	$(696)	$(1,242)	$(2,367)
Amortization of deferred financing costs	(b)	(178)	(197)	(497)	(610)
Interest expense, net		$(512)	$(893)	$(1,739)	$(2,977)

Ref (a): Interest expense on borrowing
Ref (b): Amortization of expenses related to term loan and revolving line of credit

8. Credit Facilities

A summary of our loan facility as of June 30, 2022, is as follows:

	($ in thousands)
	As of June 30, 2022
Lender	Arrangement	Loan Balance	Interest	Maturity Date
First National Bank of Pennsylvania ("FNB")	Secured term loan (a)	$28,500	LIBOR* + 2.5%	09/30/2025
First National Bank of Pennsylvania ("FNB")	Secured revolving line of credit (b)	$—	LIBOR* + 2.5%	09/30/2025

*LIBOR rate as of June 30, 2022 was 1.06%. As of June 30, 2022, our LIBOR rate is subject to a minimum floor of 0.5%.
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

We are required to pay quarterly amortization payments, which commenced in December 2020. The annual amortization amounts are $7.0 million each for fiscal years 2021 and 2022, $8.75 million each for fiscal years 2023 through 2025, with the remaining unpaid loan balance due at maturity in September 2025. The quarterly payments are equal installments. The Company made voluntary prepayments of term debt of $9.0 million during the quarter ended June 30, 2022 bringing the total amount paid on the secured term loan to $41.5 million. We have satisfied mandatory principal amortization until loan maturity on September 30, 2025.

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

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of June 30, 2022 is $22.8 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the nine months ended June 30, 2022, interest expense has been increased by approximately $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million; as of June 30, 2022 we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter, but had no outstanding balance at June 30, 2022.
The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2022, was $25.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2022, there were 1.4 million options available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
(in thousands)		2022	2021	2022	2021
DLH employees	(a)	$481	$356	$1,466	$968
Non-employee directors	(b)	162	117	486	349
Total stock option expense		$643	$473	$1,952	$1,317

Ref (a): Included in this amount are equity grants of restricted stock units to Named Executive Officers ("NEO"), which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to NEO and non-NEO company employees. The restricted stock units totaled 161,485 restricted stock units issued and outstanding at June 30, 2022.

Ref (b): Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and a total of 53,510 restricted stock units were issued and outstanding at June 30, 2022.

Unrecognized stock-based compensation expense (in thousands)

		June 30,
	Ref	2022
Unrecognized expense for DLH employees	(a)	$5,498
Unrecognized expense for non-employee directors		162
Total unrecognized expense		$5,660

Ref (a): The remaining compensation expense is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company's common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. On a weighted average basis, this expense is expected to be recognized within the next 4.15 years.

Stock option activity for the nine months ended June 30, 2022

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2021	2,374	$5.60	5.60	$15,899
Exercised	(224)	$2.67	—	—
Granted	250	$16.01	—	$—
Options outstanding, June 30, 2022	2,400	$6.96	5.68	$20,052

Stock options shares outstanding, vested and unvested for the periods ended (in thousands):

		Number of Shares
		June 30,	September 30,
	Ref	2022	2021
Vested and exercisable	(a)	2,150	1,662
Unvested	(b)	250	712
Options outstanding		2,400	2,374

Ref (a): Weighted average exercise price of vested and exercisable shares was $5.91 and $3.91 at June 30, 2022 and September 30, 2021, respectively. Aggregate intrinsic value was approximately $20.1 million and $13.9 million at June 30, 2022 and September 30, 2021, respectively. Weighted average contractual term remaining was 5.2 years and 4.0 years at June 30, 2022 and September 30, 2021, respectively.

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$4,864	$2,880	$19,846	$7,261
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,812	12,545	12,779	12,529
Effect of dilutive securities:
Stock options and restricted stock	1,423	1,110	1,426	1,165
Denominator for diluted net income per share - weighted-average outstanding shares	14,235	13,655	14,205	13,694

Net income per share - basic	$0.38	$0.23	$1.55	$0.58
Net income per share - diluted	$0.34	$0.21	$1.40	$0.54

11. Commitments and Contingencies

Contractual obligations as of June 30, 2022 (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2022	2023	2024	2025	2026	Thereafter
Debt obligations	$28,500	$—	$—	$—	$28,500	$—	$—
Facility operating leases	24,231	824	3,216	3,104	2,995	3,092	11,000
Equipment operating leases	156	21	83	52	—	—	—
Total contractual obligations	$52,887	$845	$3,299	$3,156	$31,495	$3,092	$11,000

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2022 and September 30, 2021 was $4.9 million and $7.0 million, respectively.

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

12. Related Party Transactions

The Company has determined that as of June 30, 2022 and September 30, 2021 and for the three and nine months ended June 30, 2022 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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
Business and Markets Overview

DLH is a provider of technology-enabled business process outsourcing and program management solutions, and public health research and analytics offerings. We are primarily focused on improving and better deploying large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"), and Department of Homeland Security ("DHS"). The Company contracts with its government customers through its subsidiaries.

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

•Defense and Veteran Health Solutions;
•Human Services and Solutions;

•Public Health and Life Sciences;

The following table summarizes the revenues by market for the nine months ended June 30, 2022 and 2021, respectively:

	Nine Months Ended
	June 30,
	2022		2021
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Human Services and Solutions	$156,326	47.7%	$26,711	14.8%
Defense and Veteran Health Solutions	117,497	35.8%	105,539	58.3%
Public Health and Life Sciences	54,117	16.5%	48,663	26.9%
Total Revenue	$327,940	100.0%	$180,913	100.0%

Position and Distribution of Services and Solutions in Our Markets

The markets in which we compete and the manner in which we are positioned within them are characterized by a number of features including, but not limited to:

•specialized credentials and licenses held by a substantial component of our employee base;

•prime contractor position in contracts representing 93% of our revenue for the nine months ended June 30, 2022;

•strong past performance record, as evidenced by our VA customer scoring among the highest in overall satisfaction in the J.D. Power National Pharmacy Study over recent years; and

•targeted expansion in critical national priority markets with Federal budget stability and strong bipartisan support

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue for the nine months ended June 30, 2022 is distributed to time and materials contracts (80%), cost reimbursable contracts (11%) and firm fixed price contracts (9%). We provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

Major Customers

A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the nine months ended June 30, 2022 and 2021, respectively:

	Nine Months Ended
	March 31,
	2022		2021
(in thousands)	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$126,397	38.6%	$523	0.3%
Department of Veterans Affairs	92,270	28.1%	83,010	45.9%
Department of Health and Human Services	78,452	23.9%	66,748	36.9%
Department of Defense	25,227	7.7%	22,103	12.2%
Other customers with less than 10% share of total revenue	5,594	1.7%	8,529	4.7%
Total Revenue	$327,940	100.0%	$180,913	100.0%

Major Contracts

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. Nine contracts for pharmacy services, which represent revenues of approximately $51.2 million and $47.5 million for the nine months ended June 30, 2022 and 2021, are currently operating under a bridge contract through October 2022. The remaining seven contracts for logistics services, which represent approximately $41.1 million and $35.5 million of revenues for the nine months ended June 30, 2022 and 2021, are currently operating under a bridge contract through November 2022. The government has neither indicated nor announced its future procurement strategy with respect to these contracts. Due to the time required to conduct a procurement process, we expect these contracts to be further extended.

The Company's contract with HHS in support of its Head Start program generated $25.9 million and $21.4 million of its revenue for the nine months ended June 30, 2022 and 2021, respectively. This contract has a period of performance through April 2025.

As previously announced, we were awarded two short-term task orders under a FEMA contract to provide support for states seeking temporary medical staffing support and COVID-19 related community testing, vaccination and therapy. Those contracts generated $125.8 million of revenue for the nine months ended June 30, 2022. The contract to support COVID-19 related community testing, vaccination and therapy ended on December 31, 2021. The contract to provide temporary medical staffing support completed on March 20, 2022.

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

Backlog
Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded or if the contract is a single award IDIQ contract. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options. At June 30, 2022, our total backlog was approximately $509.7 million compared to $651.5 million as of September 30, 2021.

Backlog value is quantified from management's judgment and assumptions about the volume of services based on past volume trends and current planning developed with customers. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At June 30, 2022, our funded backlog was approximately $87.4 million, and our unfunded backlog was $422.3 million.

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

Federal budget outlook for 2023

The President’s budget proposal for fiscal year ("FY") 2023 outlines many initiatives that include investments to rebuild our country’s physical infrastructure, strengthen supply chains, combat inflation, expand economic opportunity, respond to the changing climate, sustain and strengthen national defense, and bolster America's public health infrastructure. Specifically, the investment in public health infrastructure involves improving the nation’s readiness for future pandemics and other biological threats, expanding access to vaccines and healthcare, and defeating diseases and epidemics such as, but not limited to, the opioid and HIV/AIDs epidemics. The budget's initiatives are further reflected in the budget requests for the Department of Health and Human Services, Department of Veterans Affairs, and Department of Defense.

Department of Health and Human Services

The FY 2023 budget request proposes $127.3 billion in discretionary budget authority for HHS and $1.7 trillion in mandatory funding for the department. The budget proposes $63 billion in discretionary and mandatory resources for NIH, an increase of $16 billion above FY 2022 enacted, to address the opioid crisis and end HIV, make new investments in pandemic preparedness and nutrition research, and drive biomedical innovations. The budget also requests $45 million for telehealth, which is $9 million above FY 2022 enacted, to promote health services with telehealth technologies. The budget also provides for investment in programs that improve the health and well-being of young children and their families. This includes $12.2 billion for the Office of Head Start, principally to expand eligibility for participation in the program.

Department of Veterans Affairs

The VA is requesting a total of $301.4 billion for FY 2023, an increase of $30.7 billion above the FY 2022 request. It includes $139.1 billion in discretionary funding, an increase of $21.9 billion, and $161.3 billion in mandatory funding, an increase of $8.6 billion from FY 2022 enacted. The VA research program is expected to allocate increased funding to advance the Department’s understanding of the impact of traumatic brain injury and toxic exposure(s) on long-term health outcomes, coronavirus related research and impacts, and precision oncology. The 2023 budget request for the VA's research enterprise is $916 million, an increase of $34 million from the 2022 budget, excluding mandatory funding. In addition, the 2023 budget estimates $4.8 billion will be spent on telehealth treatment in 2023, an increase of $622 million from the 2022 current estimate. The VA is continuing to expand this program because of its ability to leverage VA providers and provide better services to veterans.

Department of Defense

The Military Health System ("MHS") is one of the largest health care systems, serving over 9 million beneficiaries. As a part of the DoD, the Defense Health Agency ("DHA") manages a global health care network of military and civilian medical professionals, military hospitals and clinics around the world, and supports the delivery of integrated health services to MHS beneficiaries. The funding and personnel to support MHS’s mission is referred to as the Unified Medical Budget ("UMB"). The FY 2023 UMB request for the Defense Health program is $36.9 billion, a decrease of $0.4 billion from FY 2022 enacted.

In June 2022, the House Appropriations Subcommittee on Defense approved the Defense Funding Bill for FY 2023, which would provide $38.1 billion in funding for medical and health care programs of DoD. Of this, approximately $1.1 billion would be made available to the Defense Health Agency to carry out congressionally directed medical research programs.

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

Results of Operations for the three months ended June 30, 2022 and 2021

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Consolidated Statements of Operations:	June 30, 2022		June 30, 2021		Change
Revenue	$66,440	100.0%	$61,555	100.0%	$4,885
Cost of operations:
Contract costs	49,668	74.9%	48,365	78.6%	1,303
General and administrative costs	7,535	11.3%	6,237	10.1%	1,298
Corporate development costs	250	0.3%	—	—%	250
Depreciation and amortization	1,873	2.8%	2,014	3.3%	(141)
Total operating costs	59,326	89.3%	56,616	92.0%	2,710
Income from operations	7,114	10.7%	4,939	8.0%	2,175
Interest expense, net	512	0.8%	893	1.5%	(381)
Income before income taxes	6,602	9.9%	4,046	6.5%	2,556
Income tax expense	1,738	2.6%	1,166	1.9%	572
Net income	$4,864	7.3%	$2,880	4.6%	$1,984
Net income per share - basic	$0.38		$0.23		$0.15
Net income per share - diluted	$0.34		$0.21		$0.13

Revenue

Revenue for the three months ended June 30, 2022 was $66.4 million, an increase of $4.9 million or 7.9% over the prior year period. The increase in revenue is primarily due to additional contracts awarded in late fiscal 2021 and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended June 30, 2022, contract costs increased by approximately $1.3 million, principally due to new contract awards in late fiscal 2021 and increase volume on existing contracts

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $1.3 million, primarily due to increased stock compensation expense from recently awarded employee option grants, business development cost, external accounting fees, and corporate development costs.

For the three months ended June 30, 2022, depreciation and amortization costs were approximately $0.2 million and $1.6 million, respectively, as compared to approximately $0.4 million and $1.6 million for the prior fiscal year period.

Interest Expense, net

Interest expense, net, includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended June 30, 2022 and 2021, interest expense was approximately $0.5 million and $0.9 million, respectively. The decrease in interest expense was primarily due to the decreased balance on our term loan.

Income Tax Expense

For the three months ended June 30, 2022 and 2021, DLH recorded a $1.7 million and $1.2 million provision for tax expense, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 26% and 29%, respectively.

Results of Operations for the nine months ended June 30, 2022 and 2021

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change
Consolidated Statements of Operations:	June 30, 2022		June 30, 2021		$
Revenue	$327,940	100.0%	$180,913	100.0%	$147,027
Cost of Operations:
Contract Costs	271,184	82.7%	143,092	79.1%	128,092
General and administrative expenses	22,178	6.8%	18,522	10.2%	3,656
Corporate development costs	250	0.1%	—	—%	250
Depreciation and amortization	5,740	1.8%	6,105	3.4%	(365)
Total operating costs	299,352	91.3%	167,719	92.7%	131,633
Income from operations	28,588	8.7%	13,194	7.3%	15,394
Interest	1,739	0.5%	2,977	1.6%	(1,238)
Income before income taxes	26,849	8.2%	10,217	5.6%	16,632
Income tax expense, net	7,003	2.1%	2,956	1.6%	4,047
Net income	$19,846	6.1%	$7,261	4.0%	$12,585

Net income per share - basic	$1.55		$0.58		$0.97
Net income per share - diluted	$1.40		$0.54		$0.86

Revenue

Revenue for the nine months ended June 30, 2022 was $327.9 million, an increase of $147.0 million or 81.3% over the prior year period. The increase in revenue is due primarily to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders was $125.8 million. The growth from the remaining contract portfolio was primarily due to additional contracts awarded in late fiscal 2021 and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the nine months ended June 30, 2022, contract costs increased by approximately $128.1 million principally due to the direct costs associated with the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased by approximately $3.7 million from the same period in the prior fiscal year. As a percent of revenue, general and administrative costs decreased from the prior fiscal year period, reflecting improved operating leverage derived from an expanded business base.

For the nine months ended June 30, 2022, depreciation and amortization costs were approximately $0.8 million and $4.9 million, respectively, as compared to approximately $1.2 million and $4.9 million for the prior fiscal year period.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the nine months ended June 30, 2022 and 2021, interest expense, net was approximately $1.7 million and $3.0 million, respectively. The decrease in interest expense was primarily due to the decreased balance on our term loan.

Income Tax Expense

For the nine months ended June 30, 2022 and 2021, DLH recorded a $7.0 million and $3.0 million provision for tax expense, respectively. The effective tax rate for the nine months ended June 30, 2022 and 2021 was 26% and 29%, respectively.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three and nine months ended June 30, 2022 was approximately $9.0 million and $34.3 million, respectively. The increase of approximately $2.0 million and $15.0 million from the same periods in the prior fiscal year was principally due to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. Those contracts contributed a significant percentage of the growth we experienced for the year-to-date period, reflecting stronger margins than initially anticipated. The increased margins were achieved by effectively staffing the projects with internal resources, rather than subcontractors, where appropriate. For the three months ended June 30, 2022, EBITDA from the remaining contract portfolio was essentially flat, notwithstanding our increased revenue from that contract portfolio, principally due to our planned investment in human capital management and business development as we continue to build and strengthen our sustaining business.

The Company is presenting additional non-GAAP measures to describe the impact from two short-term FEMA task orders on its financial performance for the nine months ended June 30, 2022. The measures presented are revenue, operating income, net income, diluted earnings per share, and EBITDA for our enterprise contract portfolio less the respective performance on the FEMA task orders. These resulting measures present the remaining contract portfolio's quarterly financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth in the footnotes to the reconciliation table below.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net income	$4,864	$2,880	$1,984	$19,846	$7,261	$12,585
(i) Interest expense, net	512	893	(381)	1,739	2,977	(1,238)
(ii) Provision for taxes	1,738	1,166	572	7,003	2,956	4,047
(iii) Depreciation and amortization	1,873	2,014	(141)	5,740	6,105	(365)
EBITDA	$8,987	$6,953	$2,034	$34,328	$19,299	$15,029

Reconciliation of GAAP revenue, operating income, net income, diluted earnings per share, and non-GAAP EBITDA reported for the three and nine months ended to the same metrics for our contract portfolio less the FEMA task orders:

		Three Months Ended			Nine Months Ended
		June 30,			June 30,
(in thousands)	Ref	2022	2021	Change	2022	2021	Change
Revenue
Total enterprise		$66,440	$61,555	$4,885	$327,940	$180,913	$147,027
Less: FEMA task orders to support Alaska	(a)	(5,116)	—	(5,116)	125,773	—	125,773
Remaining contract portfolio	(a)	$71,556	$61,555	$10,001	$202,167	$180,913	$21,254

Operating income
Total enterprise		$7,114	$4,939	$2,175	$28,588	$13,194	$15,394
Less: FEMA task orders to support Alaska	(b)	608	—	608	12,479	—	12,479
Remaining contract portfolio	(b)	$6,506	$4,939	$1,567	$16,109	$13,194	$2,915

Net income
Total enterprise		$4,864	$2,880	$1,984	$19,846	$7,261	$12,585
Less: FEMA task orders to support Alaska	(c)	450	—	450	9,235	—	9,235
Remaining contract portfolio	(c)	$4,414	$2,880	$1,534	$10,611	$7,261	$3,350

Diluted earnings per share
Total enterprise		$0.34	$0.21	$0.13	$1.40	$0.54	$0.86
Less: FEMA task orders to support Alaska	(d)	0.03	—	0.03	0.64	—	0.64
Remaining contract portfolio	(d)	$0.31	$0.21	$0.10	$0.76	$0.54	$0.22

EBITDA
Total enterprise		$8,987	$6,953	$2,034	$34,328	$19,299	$15,029
Less: FEMA task orders to support Alaska	(e)	608	—	608	12,479	—	12,479
Remaining contract portfolio	(e)	$8,379	$6,953	$1,426	$21,849	$19,299	$2,550

Ref (a): Revenue for the Company’s remaining contract portfolio less the FEMA task orders represents our consolidated revenues less the revenues generated from the FEMA task orders. The results for the three and nine months ended June 30, 2022 include final closeout activities related to the short-term FEMA COVID support contracts and the related agreements between DLH and its subcontractors. Reconciliation of estimated pass-through travel and accommodation expenses to the final reimbursable expenses resulted in a reduction to expenses, and a corresponding reduction to revenue, previously accrued and pending payment. This reduction reflected the value of in-kind expenses furnished by the State in support of the contract.

Ref (b): Operating income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated operating income, determined in accordance with GAAP, less the operating income derived from the FEMA task orders. Operating income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended June 30, 2022 of ($5.1) million the contract costs of ($5.7) million. Similarly, for the nine months ended June 30, 2022 operating income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs $112.1 million and general & administrative costs of $1.2 million. Operating income for the remaining contract portfolio for the three and nine months ended June 30, 2022 represents the Company’s consolidated operating income for such period less the operating income attributable to the FEMA task orders for such period.

Ref (c): Net income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated net income, determined in accordance with GAAP, less the net income derived from the FEMA task orders. Net income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended June 30, 2022 of ($5.1) million the following amounts associated with such task orders: contract costs of ($5.7) million and income tax expense of $0.2 million. Similarly, for the nine months ended June 30, 2022 net income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs $112.1 million, general & administrative costs of $1.2 million, and tax expense of $3.2 million. Net income for the remaining contract portfolio for the three and nine months ended June 30, 2022 represents the Company’s consolidated net income for such period less the net income attributable to the FEMA task orders for such period.

Ref (d): Diluted earnings per share (diluted EPS) for the FEMA task orders is calculated using the net income attributable to such task orders as opposed to GAAP net income. Diluted EPS for the remaining contract portfolio (total contract portfolio excluding the FEMA task orders) is calculated by subtracting the diluted EPS for the FEMA task orders from the Company's total diluted EPS.

Ref (e): EBITDA attributable to the FEMA tasks orders of $0.6 million and $12.5 million for the three and nine months ended June 30, 2022, respectively, is arrived at through the same calculation as operating income as there are not any depreciation and amortization costs attributable to the FEMA tasks orders. EBITDA for the remaining contract portfolio is calculated by subtracting the EBITDA attributable to the FEMA task orders from the Company’s total EBITDA.

Liquidity and capital management

As of June 30, 2022, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $25 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2022, we have $25.0 million of available borrowing capacity on the revolving line of credit and do not have an outstanding balance.

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

A summary of the change in cash is presented below (in thousands):

	Nine Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(4,759)	$15,388
Net cash provided by (used in) investing activities	(244)	6
Net cash used in financing activities	(17,988)	(16,012)
Net change in cash	$(22,991)	$(618)

For the nine months ended June 30, 2022, the Company used $4.8 million in cash flows from operations. The decrease of operating cash was primarily a result of performance of the deferred contract obligations of $22.3 million, for which an advance payment was received in fiscal 2021. Fiscal year to date, accounts receivable have increased by $16.9 million primarily driven by expanding revenue volume on existing contracts and normal fluctuations in the timing of customer payments.

Capital assets of $0.2 million were purchased during the nine months ended June 30, 2022. Cash used in financing activities was $18.0 million during the nine months ended June 30, 2022. We intend to continue using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash

As of June 30, 2022, our immediate sources of liquidity include cash of approximately $1.1 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2022, we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Material Cash Requirements from Contractual Obligations

Credit Facility

A summary of our secured loan facility for the period ended June 30, 2022 is as follows:

(in thousands)
Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan $70 million (a)	$28,500	LIBOR* + 2.5%	September 30, 2025
Secured revolving line of credit $25 million ceiling (b)	$—	LIBOR* + 2.5%	September 30, 2025

*LIBOR rate as of June 30, 2022 was 1.06%. The credit facility has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of June 30, 2022 is $22.8 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company has accessed funds from the revolving credit facility during the quarter, but has no balance outstanding at June 30, 2022.
The Term Loan and Revolving Credit Facility are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 8 to the consolidated financial statements.

Leases
As of June 30, 2022, our liabilities under our facility and equipment leases totaled approximately $24.2 million and $0.2 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. See Note 6 to the Consolidated Financial Statements for information regarding our leases as of June 30, 2022.

Tabular Summary of Contractual Obligations as of June 30, 2022

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$28,500	$—	$—	$28,500	$—
Facility operating leases	24,231	3,241	6,137	5,767	9,086
Equipment operating leases	156	83	73	—	—
Total Contractual Obligations	$52,887	$3,324	$6,210	$34,267	$9,086

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $22.8 million for the current quarter and the remaining outstanding balance of our term loan is subject to interest rate fluctuations. We have determined that a 1.0% increase to the LIBOR rate would impact our interest expense by less than $0.1 million per year. As of June 30, 2022, the interest rate on the floating interest rate debt was 3.56%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant Repurchases of Securities

In June 2022, in connection with exercise of employee stock options, a holder of options surrendered to the company a total of 31,119 shares of our common stock already owned by the holder in consideration of the payment of the exercise price of such options and related tax obligations. Such event is reflected on the table below.

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 2022	—	$—	—	$—
May 2022	—	—	—	—
June 2022	31,119	$17.25	—	—
Total	31,119	$17.25	—	$—

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

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Letter Agreement between DLH Holdings Corp. and Kevin Wilson				X

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: August 2, 2022