Form 10-K
period 2022-09-30
DLH Holdings Corp.
filed 2022-12-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2022, was $134,921,988.
As of December 5, 2022 there were 13,047,279 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2022.

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

ITEM 1. BUSINESS
Overview and Background
DLH Holdings Corp. ("DLH"), founded in 1969 as a New Jersey Corporation, is a holding company whose direct 100%-owned operating subsidiaries include DLH Solutions, Inc. ("DLH Solutions"), Social & Scientific Systems, Inc. ("S3"), Irving Burton Associates, LLC ("IBA"), and Danya International LLC ("Danya").

DLH is a provider of technology-enabled business process outsourcing, program management solutions, and public health research and analytics. We bring a unique combination of government sector experience, proven methodology, and unwavering commitment to public health to improve the lives of millions. We combine our expertise and technical capabilities to build upon our strong record of delivering improved health and readiness solutions for federal programs through research, development, and innovative care processes including technology-enabled solutions, public health research, advance analytics, and other services. The Company's expertise in public health, performance evaluation, and health operations solve the complex problems faced by civilian and military customers alike, leveraging digital transformation, artificial intelligence, advanced analytics, cloud-based applications, telehealth systems, and more.

Competitive Advantages

We believe we are advantageously positioned within our markets by a number of features including, but not limited to:
•specialized credentials and licenses held by a substantial component of our employee base;
•primarily performing as the prime contractor;
•strong past performance record across our government contracts; and
•targeted expansion in critical national priority markets with Federal budget stability to include public health and epidemiological support related to COVID-19

We continue to invest in credentials that drive excellence in our support to current clients and create differentiation as we compete in this space. These investments include development of secure IT platforms, sophisticated data analytic tools and techniques, and implementation of a lean six sigma environment. We are actively pursuing additional credentials that will support our customer's needs in providing a secure cloud computing environment.

Solutions and Services

We primarily focus on improved deployment of large-scale federal health and human services initiatives for the Department of Veterans Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), Department of Homeland Security ("DHS"), and many of their sub-agencies.

Our following services and solutions are aligned with the long-term needs of our customers:
•Defense and Veteran Health Solutions;
•Human Services and Solutions;
•Public Health and Life Sciences; and
•Infinibyte® Cloud Services

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (78%), cost reimbursable contracts (12%) and the remaining are firm fixed price contracts (10%). We also provide services under Indefinite Duration, Indefinite Quantity ("IDIQ") and government wide acquisition contracts, such as General Services Administration ("GSA") schedule contracts. The Company currently holds multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for multi-year periods.

Defense and Veteran Health Solutions

We provide critical healthcare, technology, and logistics solutions to the VA, Defense Health Agency ("DHA"), Tele-medicine and Advanced Technology Research Center ("TATRC"), Navy Bureau of Medicine and Surgery, and the Army Medical Research and Material Command ("MRDC"). Our professionals specialize in supporting our customers' evolving needs by rapidly deploying resources, solutions, and services. We support our customers' missions by providing leading technology-enabled solutions and services encompassing new capabilities at the forefront of technology to include artificial intelligence, machine learning, health informatics, and robotics.

We are at the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through our award winning VA Consolidated Mail Order Pharmacy ("CMOP") program. Further, we support our customer's efforts to broaden its abilities to reach veterans and their families through telemedicine technology and practices.

Human Services and Solutions

We support our customers by providing a wide range of services and solutions to HHS, DHS, and Department of State ("State"). Our professionals provide a range of support services critical to the customers' missions and their respective operating divisions, to include the Office of Head Start ("OHS"), Administration for Children and Families ("ACF"), the Federal Emergency Management Agency ("FEMA"), and the United States Agency of International Development ("USAID"). In this market, we combine subject matter expertise with our experience in information technology and analytics to provide large-scale program monitoring and evaluation; electronic medical records migration; data collection and management; and nutritional and social health assessments. Additionally, we also provide large-scale data analytics as well as enterprise-level IT system architecture design, migration planning, and ongoing management of system implementation and capacity building using experienced subject matter experts and project management resources. During the COVID-19 pandemic, we have supported our customers' efforts by rapidly deploying specialty resources to support resource constrained health-care providers.

Public Health and Life Sciences

We provide services to multiple operating divisions within HHS, including the National Institutes of Health ("NIH"), the Center for Disease Control and Prevention ("CDC"), and the Centers for Medicare and Medicaid Services ("CMS"). We have partnered with our customers to deliver solutions to combat the COVID-19 pandemic that allow the nation and its people to combat the pandemic and sustain operations and services.

Our professionals provide services include clinical trials, epidemiology studies, advancing disease prevention methods and health promotion to underserved and at-risk communities. We deliver our services through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and research methodologies.

Infinibyte® Cloud Service

We built Infinibyte® Cloud as a platform-as-a-service cloud service offering, specially architected and engineered to meet federal information security and compliance requirements. It delivers a computing and storage platform to U.S. government agencies, enabling them to develop, run, and manage applications in a FedRAMP compliant environment. FedRAMP is the government's rigorous security compliance certification which provides a standardized approach to security assessment, authorization, and continuous monitoring for cloud service providers and prescribes the security requirements and processes cloud service providers must follow in order for the U.S. government to use their service. The solution has received a FedRAMP Moderate authorization and is one of the few platform-as-a-service solutions listed on the FedRAMP marketplace, further enhancing our ability to demonstrate our technical expertise and offer our customers a secure cloud environment. We have invested in agile software development credentials for our technical staff, and have achieved Capability Maturity Model Integration ("CMMI") level 3. We believe that these qualifications will further enhance our value propositions for current programs, as well as future business we pursue. In addition, we continue to build upon our heritage of excellent customer satisfaction in support of key federal programs. We have achieved Joint Commission certification for the safety and quality of our healthcare services delivery against national standards. These nationally recognized best practices certifications demonstrate our commitment to continuous improvement and performance excellence that is critical to our organic growth objectives.

We continue to invest in credentials that drive excellence in our support to current clients and create differentiation as we compete in this space. These investments include development of secure IT platforms, sophisticated data analytic tools and techniques, and implementation of a lean six sigma environment. We continue to actively pursue additional credentials that will support our customers' needs in providing a secure cloud computing environment.

Major Customers

The majority of our revenues are from agencies of the United States Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the years ended September 30, 2022 and 2021, respectively (in thousands):

	2022		2021
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$126,576	32.0%	$2,485	1.0%
Department of Veterans Affairs	126,106	31.9%	110,078	44.7%
Department of Health and Human Services	102,201	25.9%	91,543	37.2%
Department of Defense	33,612	8.5%	30,930	12.6%
Customers with less than 10% share of total revenue	6,678	1.7%	11,058	4.5%
Total revenue	$395,173	100.0%	$246,094	100.0%

Major Contracts

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the United State government, which supports our overall corporate growth strategy. Our Federal contract schedules are renewed on a recurring basis for multi-year periods.

The revenue attributable to the VA customers was derived from 16 separate contracts for our performance of pharmacy and logistics services in support of the VA’s consolidated mail outpatient pharmacy program.

•Nine contracts for pharmacy services, which represent approximately $70.4 million and $62.8 million of revenues for the years ended September 30, 2022 and 2021, respectively, are currently operating under a bridge contract through October 2023.
•Seven contracts for logistics services represent approximately $55.7 million and $47.2 million of revenues for the years ended September 30, 2022 and 2021, respectively, are currently operating under a bridge contract through November 2023.

The government has neither indicated nor announced its future procurement strategy with respect to these contracts. Due to the time required to conduct a procurement process, we expect these contracts to be further extended.

Pursuant to its customary acquisition process, the VA has indicated its intention to pursue renewal of these contracts with a service-disabled veteran owned small business ("SDVOSB") as the prime contractor. DLH maintains relationships with SDVOSB partners. Should the new contracts for performance of these services be awarded to a partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business as a subcontractor.

Should the VA conclude that an award to an SDVOSB prime contractor is not in the best interest of the government, they may reissue a solicitation in an unrestricted competition. DLH believes that its service excellence over many years on the program would provide an advantage in an unrestricted competition.

Our contract with HHS in support of the Head Start program generated $34.2 million and $28.2 million of revenue for the years ended September 30, 2022 and 2021, respectively. This contract has a period of performance through April 2025.

As previously reported, we were awarded two short-term task orders under a FEMA contract to provide support for states seeking temporary medical staffing support and COVID-19 related community testing, vaccination and therapy. Those contracts generated $125.8 million of revenue for the fiscal year ended September 30, 2022. The contract to support COVID-19 related community testing, vaccination and therapy ended on December 31, 2021. The contract to provide temporary medical staffing support completed on March 20, 2022.

Backlog

At September 30, 2022, our backlog was approximately $482.5 million, of which $98.9 million was funded backlog. At September 30, 2021 our backlog was $651.5 million, of which $191.0 million was funded backlog.

We define backlog as our estimate of remaining future revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under Indefinite Quantity/Indefinite Delivery ("IDIQ") contracts or if the contract is a single award IDIQ contract.

We define funded backlog as the portion of backlog for which funding is appropriated and allocated to the contract by the customer and authorized for payment by the customer, once specified work is completed. Funded backlog does not include the full contract value as Congress often appropriates funding for contracts on a yearly or quarterly basis.

Circumstances and events may cause changes in the amount of our backlog and funded backlog, including the execution of new contracts, extension of existing contracts, non-renewal or completion of current contracts, early termination, and adjustments to estimates. Changes in funded backlog may be affected by the funding cycles of the government. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, our major customers have historically exercised their contractual renewal options.

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

Additionally, the Federal government may elect to restrict certain procurement activity, including renewals of our current contracts, to bidders that qualify for certain special statuses such as veteran owned, small, or small disadvantaged businesses. For those efforts, we would be limited to a subcontractor role.

Seasonality

The U.S. government's fiscal year ends on September 30 each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions within this timeframe leading up to the fiscal year end in order to avoid losses of unexpended fiscal year funds.

Regulation

Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many federal and state laws materially affect our operations. These laws relate to ethics, labor, tax, and employment matters. As any employer is, we are subject to federal and state statutes and regulations governing their standards of business conduct with the government, including that government contracts typically contain provisions permitting government clients to terminate contracts without cause with limited notice or compensation. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through our corporate membership with the Professional Services Council and other affiliations, we monitor proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, we cannot predict with certainty the nature or direction of the development of Federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.

Intellectual Property

Our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We hold the trademarks, e-PRAT® and SPOT-m®, for our offerings that optimize resource allocation and supply chain management processes in connection with our business process management services, as well as the registered trademark, Infinibyte®, for our cloud-based solution. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

Human Capital Management and Employee Relations

Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement a top priority will help us provide high quality insights and information to our clients.
As of September 30, 2022, we employed over 2,400 employees performing in over 30 locations throughout the U.S. and one location overseas. Management believes that it has good relations with its employees.

Vision and Values

DLH's vision is to be the most trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to Military Service Members, Veterans, children and families, and other at-risk and underserved communities. As a market influencer and emerging leader, DLH strives to shape and enhance the sustainability and readiness posture of those we serve, delivering value to our customers, stakeholders, and shareholders.

DLH stands on strong values including:
•Integrity and Trust - We establish relationships throughout our organization and with clients and partners that are built on a foundation of mutual trust and respect, which exemplifies the way DLH does business. We are committed to the highest standards of ethical conduct during the course of all business.
•Performance Excellence - We are focused on achieving all requirements, with a passion for continuous improvement in the quality of our services and products. We strive to be our customers' "best value" provider and attain the highest measure of customer and shareholder satisfaction.
•Diversity and Inclusion - We create and sustain a corporate culture that fosters inclusion of all employees and values each individual's unique talents and perspectives. We leverage the value of our diversity into every aspect of our business.
•Agility - As we grow, we continue to evolve in a manner that maintains our flexibility and agility. This allows us to anticipate and respond to ever-changing government service requirements while delivering maximum value to clients and shareholders.

Talent Acquisition, Development, and Retention

We seek to attract and retain the best people by providing them with opportunities to grow, build skills, and be appreciated for their contributions as they work to serve our clients. We provide competitive compensation programs to help meet the needs of our employees. In addition to salaries, these programs may include bonus and participation in a 401(k) Plan. We have used targeted equity-based grants with performance and service based vesting conditions to facilitate attracting and retaining key personnel. We also invest in talent development initiatives including industry-leading learning management, professional credentialing, and applicant tracking systems. These will further enhance our highly qualified employee base and augment our efforts to infuse top talent into our operations through world-class recruiting and talent management tools.

Employee Safety and Health

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with flexible and convenient health and wellness programs, including competitive benefits arrangements to address healthcare needs, including health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having our employees work from home when possible, implementing additional safety measures for employees continuing critical on-site work, and supporting our employees to receive the COVID-19 vaccination within appropriate medical and religious bounds.
Company Website and Information
Our corporate headquarters are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305. Our telephone number is (770) 554-3545. Our website is www.dlhcorp.com. The website contains information about our company and operations. Links to the Investor Relations section of our website, copies of our filings with the U.S. Securities and Exchange Commission ("SEC") on Forms 10-K, 10-Q, 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including DLH. The information on our website is not incorporated by reference into and is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2022, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and the Industry in which we Compete
Our results of operations could in the future be materially adversely impacted by global, macroeconomic events, such as the coronavirus pandemic (COVID-19), and the response to contain it.
The coronavirus (COVID-19) pandemic and the mitigation efforts to control its spread have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic and recovery activity impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our ability to fully perform on our contracts as a result of government actions or reduction in personnel due to the federal vaccine mandate which requires all federal contractors to be vaccinated; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home (as described below in the Management Discussion & Analysis, this has resulted in certain delays in our provision of services and postponements of project work requiring travel) and any closures of our and our clients’ offices and facilities, particularly at our pharmacy distribution centers. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 remains uncertain. The duration and spread of the pandemic still may cause reduced demand for certain services we provide, particularly if its results in a recessionary economic environment or the spending priorities of the U.S. government shift in ways adverse to our business focus. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, we derive 99% of our revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2022 and 2021. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts.

We are dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in a small number of contracts with these customers. There can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, or that we will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA for the provision of services to its CMOP operations are expected to be subject to renewal solicitations. We believe that our strong working relationships and effective service delivery support ongoing performance for the terms of the contracts and recompete efforts as a prime or subcontractor. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them is materially reduced.

The U.S. government may prefer veteran-owned, minority-owned, women-owned and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration ("SBA") set-aside program, the U.S. government may decide to restrict certain procurement activity only to bidders that qualify as veteran owned, minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be limited to work as a subcontractor on those programs. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers the best value to the United States. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we have targeted for growth and to maintain our prime contractor position as current contracts are subject to renewal.

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

We may experience disruption of existing programs, delays in contract awards, and other actions, including partial or complete contract terminations. VA programs, which accounted for approximately 32% and 45% of Company revenue for the years ended September 30, 2022 and 2021, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

The government is currently operating under a continuing resolution (CR) which expires December 16, 2022. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

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

Our performance on our U.S. Government contracts and our compliance with applicable laws and regulations, including submission of invoices to our customers, are subject to audit by the government. The scope of any such audits could span multiple fiscal years. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenues in a timely manner. Therefore, an unfavorable outcome of an audit could cause actual results to differ materially and adversely from those anticipated. If a government review or investigation uncovers illegal activities or activities not in compliance with a particular contract's terms or conditions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal government agencies. Any of these events could lead to a material reduction in our revenues, cash flows and operating results. Further, as the reputation and relationships that we have established and currently maintain with government personnel and agencies are important to our ability to maintain existing business and secure new business, damage to our reputation or relationships could have a material adverse effect on our revenue and operating results.

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

Certain contracts also contain organizational conflict of interest (OCI) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

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

At September 30, 2022, our backlog includes cost reimbursable, time-and-materials, and firm-fixed-price contracts. Our earnings and margins may vary depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

We rely heavily on our ability to attract and retain qualified professionals and other personnel who possess the skills, experience, and licenses necessary in order to provide our solutions for our assignments. Our business is materially dependent upon the continued availability of such qualified personnel. Our inability to secure qualified personnel would have a material adverse effect on our business. The cost of attracting qualified personnel and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our profitability could decline. Moreover, if we are unable to attract and retain qualified personnel, the quality of our services may decline and, as a result, we could lose clients.
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

The federal government’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated. In addition, from time to time, when we are awarded a contract, we incur significant expenses before we receive any contract payments. These expenses include leasing and outfitting office space, purchasing office equipment, and hiring personnel. In other situations, contract terms provide for billing upon achievement of specified project milestones. As a result, in these situations, we are required to expend significant sums of money before receiving related contract payments. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures by the government to approve governmental budgets in a timely manner. In addition to these factors, poor execution on project startups could impact us by increasing our use of cash. In certain circumstances, we may defer recognition of costs incurred at the inception of a contract. Such action assumes that we will be able to recover these costs over the life of the contract. To the extent that a project does not perform as anticipated, these deferred costs may not be considered recoverable resulting in an impairment charge.

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

The exercise or vesting of our outstanding common stock options and restricted stock units may depress our stock price and dilute your ownership of the Company.

To the extent that options are exercised or restricted stock units vest, dilution to our shareholders will occur. We cannot foresee the impact of any potential sales of our common shares on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares would be adversely affected. It is also unclear whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by those securities. To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by those securities.

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

As of September 30, 2022, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 45% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 30% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These matters might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

An increase in the prices of goods and services could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and/or reduce customer buying power.

We may experience an increase in the costs in our supply and labor markets due to global inflationary pressures and other various geopolitical factors. We generate a portion of our revenues through various fixed price and multi-year government contracts which anticipate moderate increases in costs over the term of the contract. With the current pace of inflation our standard approach to moderate annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed priced contracts and our longer-term multi-year contracts. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and ability to renegotiate long-term, multi-year contracts, could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.

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

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2022, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2022, we operate five locations in the United States and one location in Kampala, Uganda; occupying a total of approximately 118 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, and we presently maintain a National Capital Region office in Silver Spring, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. For the fiscal year ended September 30, 2022, our total lease expense was approximately $3.5 million. See Note 5. Leases in Part II of this Annual Report on Form 10-K for additional information.

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

Equity Holders

As of September 30, 2022, the number of shareholders of our common stock of record was approximately 74 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 750 beneficial owners of our common stock.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2022. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,391,500	$7.05	1,409,367

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2022. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

We are a provider of technology-enabled business process outsourcing and program management solutions, and public health research and analytics; primarily focused to improve and better deploy large-scale federal health and human service initiatives. We derive 99% of our revenue from agencies of the Federal government, providing services to several agencies including the Department of Veterans Affairs, Department of Health and Human Services, Department of Defense, and Department of Homeland Security. The following table summarizes the revenues by customer for the years ended September 30, 2022 and 2021, respectively (in thousands):

	2022		2021
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Homeland Security	$126,576	32.0%	$2,485	1.0%
Department of Veterans Affairs	126,106	31.9%	110,078	44.7%
Department of Health and Human Services	102,201	25.9%	91,543	37.2%
Department of Defense	33,612	8.5%	30,930	12.6%
Customers with less than 10% share of total revenue	6,678	1.7%	11,058	4.5%
Total revenue	$395,173	100.0%	$246,094	100.0%
See “Item 1A – Risk Factors - A significant portion of our revenue is concentrated in a small number of contracts and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts." for a discussion of concentration risk within our VA and HHS portfolio of contracts

The Company is a full-service provider of technology-enabled health and human services, providing solutions to three market focus areas: Defense and Veteran Health Solutions, Human Solutions and Services, and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive offices in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. We employ over 2,400 skilled employees working in more than 30 locations throughout the United States and one location overseas.

In recent years we have successfully completed acquisitions to increase future organic growth, diversify our customer base, and to expand into adjacent markets. On June 7, 2019 we acquired Social & Scientific Systems, Inc. ("S3") and on September 30, 2020, we acquired Irving Burton Associates, LLC ("IBA").

The following table summarizes revenues by our markets for the years ended September 30, 2022 and 2021, respectively (in thousands):

	2022		2021
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Human Services and Solutions	$165,970	42.0%	$37,260	15.1%
Defense and Veteran Health Solutions	159,719	40.4%	141,435	57.0%
Public Health and Life Sciences	69,484	17.6%	67,399	27.9%
Total revenue	$395,173	100.0%	$246,094	100.0%

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

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions continue to be impacted by the COVID-19 pandemic, which resulted in both market size contractions due to economic slowdowns and government restrictions on movement during the height of the pandemic. While the rollout of vaccines has positively correlated to an improvement in macroeconomic indicators, the lifting of various public health constraints, and a reduction of many restrictions on economic activity, there continues to be significant uncertainty as to the effects of the pandemic on the economy, which may impact our results of operations or cash flows in future periods. We have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. Although we have also been successful in winning new contracts tied to the need to support public health initiatives in response to the pandemic, as the public health situation improves, there may be fewer such opportunities in the future.

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

Due to our ability to continue to perform on our contract portfolio and generate cash flow, we do not presently expect nor have experienced liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our secured term loan and have access to a secured revolving line of credit to meet any short-term cash needs that cannot be funded by operations. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Federal budget outlook for fiscal year 2023:

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

While Congress has not completed the final appropriation bills for the government’s 2023 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution ("CR"), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. On September 30, 2022, the President signed a CR providing funds to the federal government through December 16, 2022. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

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

Department of Health and Human Services

The FY 2023 budget request proposes $127.3 billion in discretionary budget authority for HHS and $1.7 trillion in mandatory funding for the department. The budget proposes $63 billion in discretionary and mandatory resources for NIH, an increase of $16 billion above FY 2022 enacted, to address the opioid crisis and ending HIV crises, make new investments in pandemic preparedness and nutrition research, and drive biomedical innovations. The budget also requests $45 million for telehealth, which is $9 million above FY 2022 enacted, to promote health services with telehealth technologies. The budget also provides for investment in programs that improve the health and well-being of young children and their families. This includes $12.2 billion for the Office of Head Start, principally to expand eligibility for participation in the program.

Department of Defense

The Military Health System ("MHS") is one of the largest health care systems, serving over 9 million beneficiaries. As a part of the DoD, the Defense Health Agency ("DHA") manages a global health care network of military and civilian medical professionals, military hospitals and clinics around the world, and supports the delivery of integrated health services to MHS beneficiaries. The funding and personnel to support MHS’s mission is referred to as the Unified Medical Budget ("UMB"). The FY 2023 UMB request for the Defense Health Program ("DHP") is $36.9 billion, a decrease of $0.4 billion from FY 2022 enacted. It is anticipated that COVID-19 costs will decrease in FY 2023, driving a reduction in the budget request for DHP In Direct Care and Private Sector Care.

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

The Company believes that its past performance in this market and track record of success provide a competitive advantage. However, the effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth. In these cases, the Company may elect to join a team with an eligible contractor as prime for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations

Fiscal Year Ended September 30, 2022 as Compared to Fiscal Year Ended September 30, 2021

The following table summarizes, for the years indicated, consolidated statements of operations data expressed (in thousands except for per share amounts, and as percentages of revenue):

	Year Ended September 30,
	2022		2021		Change
Revenue	$395,173	100.0%	$246,094	100.0%	$149,079
Cost of operations
Contract costs	322,886	81.7%	194,614	79.1%	128,272
General and administrative costs	30,730	7.8%	25,054	10.2%	5,676
Corporate development costs	614	0.2%	1,088	0.4%	(474)
Depreciation and amortization	7,665	1.9%	8,115	3.3%	(450)
Total operating costs	361,895	91.6%	228,871	93.0%	133,024
Income from operations	33,278	8.4%	17,223	7.0%	16,055
Interest expense	2,215	0.6%	3,784	1.6%	(1,569)
Income before provision for income taxes	31,063	7.8%	13,439	5.4%	17,624
Provision for income taxes	7,775	2.0%	3,294	1.3%	4,481
Net income	$23,288	5.8%	$10,145	4.1%	$13,143
Net income per share - basic	$1.82		$0.81		$1.01
Net income per share - diluted	$1.64		$0.75		$0.89

Revenue

For the year ended September 30, 2022 revenue was $395.2 million, an increase of $149.1 million or 60.6% over the prior year period. The increase in revenue is due primarily to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders was $125.8 million. The remainder of our revenue growth of approximately $25 million was from our remaining contract portfolio was primarily due to additional contracts awarded in late fiscal 2021 and increased volume on existing contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the year ended September 30, 2022, contract costs increased by approximately $128.3 million principally due to the direct costs associated with the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, including but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year by $5.7 million to approximately $30.7 million primarily due to increased investment in the human capital and business development functions, increased regulatory compliance costs, primarily increased external accounting fees, and increased stock compensation expense from employees option grants awarded in the current fiscal year..

Corporate development costs are incremental due diligence costs, such as legal and accounting fees. Fiscal year 2021 costs were due to a transaction that was evaluated but was not executed.

For the year ended September 30, 2022, depreciation and amortization costs were approximately $1.1 million and $6.6 million, respectively, as compared to approximately $1.5 million and $6.6 million for the prior fiscal year, an aggregate decrease of $0.5 million.

Interest Expense

Interest expense includes items such as, interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2022, interest expense was $2.2 million compared to interest expense, net of $3.8 million in the prior year, a decrease of approximately $1.6 million over the prior year period. The decrease in interest expense was primarily due to the decreased balance on our secured term loan.

Provision for Income Taxes

Provision for Income taxes for the fiscal year ended September 30, 2022 was $7.8 million, an increase of approximately $4.5 million from the prior fiscal year. The effective tax rate was 24.8% and 24.5% for the fiscal years ending September 30, 2022 and 2021 respectively.

Non-GAAP Financial Measures for Fiscal 2022 and 2021

The Company uses EBITDA as a supplemental non-GAAP measures of our performance. The Company defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the year ended September 30, 2022 was approximately $40.9 million, an increase of approximately $15.6 million, or 61.6%, over the prior fiscal year. The increase from the prior fiscal year was principally due to the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. Those contracts contributed a significant percentage of the growth we experienced for the year-to-date period, reflecting stronger margins than initially anticipated. The increased margins were achieved by effectively staffing the projects with internal resources, rather than subcontractors, where appropriate.

The Company is presenting additional non-GAAP measures to describe the impact from two short-term FEMA task orders on its financial performance for the year ended September 30, 2022. The measures presented are revenue, operating income, net income, diluted earnings per share, and EBITDA for our enterprise contract portfolio less the respective performance on the FEMA task orders. These resulting measures present the contract portfolio's financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth in the footnotes to the reconciliation table below.

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

GAAP net income to EBITDA, a non-GAAP measure for the years ended September 30, 2022 and 2021 (in thousands):

	2022	2021	Change
Net income	$23,288	$10,145	$13,143
(i) Interest expense	2,215	3,784	(1,569)
(ii) Provision for income taxes	7,775	3,294	4,481
(iii) Depreciation and amortization	7,665	8,115	(450)
EBITDA	$40,943	$25,338	$15,605

GAAP revenue, operating income, net income, diluted earnings per share, and non-GAAP EBITDA reported for the years ended September 30, 2022 and 2021 to the same metrics for our contract portfolio less the FEMA task orders (in thousands except for per share amounts):

	2022	2021	Change
Revenue (a)
Total enterprise	$395,173	$246,094	$149,079
Less: FEMA task orders to support Alaska	125,773	1,727	124,046
Remaining contract portfolio	$269,400	$244,367	$25,033

Operating income (b)
Total enterprise	$33,278	$17,223	$16,055
Less: FEMA task orders to support Alaska	12,479	117	12,362
Remaining contract portfolio	$20,799	$17,106	$3,693

Net income (c)
Total enterprise	$23,288	$10,145	$13,143
Less: FEMA task orders to support Alaska	9,235	117	9,118
Remaining contract portfolio	$14,053	$10,028	$4,025

Diluted earnings per share (d)
Total enterprise	$1.64	$0.75	$0.89
Less: FEMA task orders to support Alaska	0.65	0.01	0.64
Remaining contract portfolio	$0.99	$0.74	$0.25

EBITDA (e)
Total enterprise	$40,943	$25,338	$15,605
Less: FEMA task orders to support Alaska	12,479	117	12,362
Remaining contract portfolio	$28,464	$25,221	$3,243

(a): Revenue for the Company’s remaining contract portfolio less the FEMA task orders represents our consolidated revenues less the revenues generated from the FEMA task orders.

(b): Operating income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated operating income, determined in accordance with GAAP, less the operating income derived from the FEMA task orders. Similarly, for the year ended September 30, 2022 operating income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs $112.1 million and general & administrative costs of $1.2 million.

(c): Net income attributable to the remaining contract portfolio less the FEMA task orders represents the Company’s consolidated net income, determined in accordance with GAAP, less the net income derived from the FEMA task orders. For the year ended September 30, 2022 net income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs of $112.1 million, general & administrative costs of $1.2 million, and provision for income taxes of $3.2 million.

(d): Diluted earnings per share (diluted EPS) for the FEMA task orders is calculated using the net income attributable to such task orders as opposed to GAAP net income. Diluted EPS for the remaining contract portfolio (total contract portfolio excluding the FEMA task orders) is calculated by subtracting the diluted EPS for the FEMA task orders from the Company's total diluted EPS.

(e): EBITDA attributable to the FEMA task orders of $12.5 million for the year ended September 30, 2022, is arrived at through the same calculation as operating income as there are not any depreciation and amortization costs attributable to the FEMA task orders. EBITDA for the remaining contract portfolio is calculated by subtracting the EBITDA attributable to the FEMA task orders from the Company’s total EBITDA.

Liquidity and Capital Management

For the year ended September 30, 2022, the Company generated operating income of approximately $33.3 million and net income of approximately $23.3 million. Cash flows from operations totaled approximately $1.2 million and $45.7 million for the years ended September 30, 2022 and 2021, respectively. The decrease in cash from operations was principally a result of performance of the deferred contract obligations on the FEMA task orders, for which an advance payment was received at the end of fiscal 2021.

We used less than $0.9 million and $0.1 million of cash in investing activities during fiscal years 2022 and 2021, respectively. The cash utilized was predominantly due to capital expenditures in fiscal year 2022 and 2021.

Cash used in financing activities during the fiscal years ended September 30, 2022 and 2021 was approximately $24.2 million and $22.9 million, respectively. The activity in each fiscal year was primarily early repayment of principal on our secured term loan. During the year ended September 30, 2022 and 2021, the Company repaid approximately $24.8 million and $23.3 million of secured term loan principal, respectively. We expect to continue to use operating cash flow to pay outstanding debt.

A summary of the change in cash is presented below for the years ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Net cash provided by operating activities	$1,243	$45,665
Net cash used in investing activities	(872)	(44)
Net cash used in by financing activities	(24,194)	(22,927)
Net change in cash	$(23,823)	$22,694

Sources of Cash

As of September 30, 2022, our immediate sources of liquidity include cash of approximately $0.2 million, accounts receivable, and access to our secured revolving line of credit. This credit facility provides us with access of up to $25.0 million, subject to certain conditions including eligible accounts receivable. As of September 30, 2022, we had unused borrowing capacity of $23.0 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities as of September 30, 2022 is as follows (in millions):

Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$22.0	LIBOR* + 2.5%	09/30/25
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$—	LIBOR* + 2.5%	09/30/25

*LIBOR rate as of September 30, 2022 was 2.52%. The interest rate spread ranges from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio.

(a) Represents the principal amounts payable on our secured term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the secured term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

On September 30, 2019, we executed a floating-to-fixed interest rate swap, with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap as of September 30, 2022 is $16.2 million and matures in 2024. The remaining outstanding balance of our secured term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million and a maturity date of September 30, 2025. The Company accessed funds from the secured revolving line of credit during the year, but has no outstanding balance at September 30, 2022.

The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of the secured term loan and secured revolving line of credit, including financial covenants, are fully described in Note 7 to the consolidated financial statements.

Contractual Obligations as of September 30, 2022

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$22,000	$—	$22,000	$—	$—
Facility operating leases	23,407	3,216	6,099	5,579	8,513
Equipment operating lease	135	83	52	—	—
Total contractual obligations	$45,542	$3,299	$28,151	$5,579	$8,513

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, stock-based compensation, and measurement of loss development on workers' compensation claims. In addition, the Company estimates overhead charges and allocates such charges throughout the year. Actual results could differ from those estimates.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2022, we performed an internal goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2022, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which did not have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Provision for Income Taxes

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

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo method to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 of the accompanying notes to our consolidated financial statements contained elsewhere in this Annual Report, and we incorporate such discussion by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 7A, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30 2019, we executed a floating-to-fixed interest rate swap with FNB as counter party. The notional amount in the floating-to-fixed interest rate swap is $16.2 million at the end of fiscal year 2022. The remaining outstanding balance of our secured term loan is subject to interest rate fluctuations. As interest rates rise due to inflation-related pressures in the economy, we expect to continue to use interest rate swaps to mitigate our cash risk of rising rates. The Company has determined that a 1.0% increase to the LIBOR rate would incrementally impact our interest expense by approximately $0.3 million per year. As of September 30, 2022, the interest rate was 5.02%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DLH Holdings Corp.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

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

Revenue Recognition

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company generally recognizes revenue over time as services are provided, as most of its contracts involve a continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For services contracts, the Company satisfies performance obligations as services are rendered. We identified the Company’s revenue recognition as a critical audit matter because of subjective auditor judgment on the assessment of completion of the contract performance obligations in the contracts that have a continuous transfer of control. Auditing these assumptions involved a degree of judgment and subjectivity as changes in these assumptions could have an impact on the amount of revenue recognized.

Response:

The following are the primary procedures we performed to address this critical audit matter. To test the recognition of revenue, our audit procedures included among others, testing the internal controls over the proper accumulation of labor costs by contract as well as the approval of monthly and weekly invoices for accuracy and completeness and reviewing key provisions and deliverables within customer contracts. We evaluated management’s application of their revenue recognition policies in the determination of revenue recognition conclusions. We selected a sample of revenue transactions and performed the following procedures: we reviewed the signed contract; we reviewed the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we reviewed the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. We also tested for proper revenue recognition cut off.

Workers' Compensation Claims Liabilities

Critical Audit Matter Description

The Company uses a combination of insured and self-insurance programs to cover workers’ compensation claims. Workers’ compensation claims liabilities represent management’s estimate of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred as of a given reporting date. The estimated liability of workers’ compensation claims is based on an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, IBNR). The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including the Company's claims experience. The Company’s estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded as of September 30, 2022 required an increased extent of effort. As a result, we identified the Company’s workers’ compensation claims liabilities as a critical audit matter because of certain significant assumptions management makes when estimating future incurred but not reported claims using both internal and external events to drive the accruals. Auditing these assumptions involved a high degree of judgement and subjectivity as changes in these assumptions could have a significant impact on the accruals recorded to estimate unpaid claims and the related expenses.

Response:

The following are the primary procedures we performed to address this critical audit matter. We assessed whether there were any changes to the Company’s estimation process during the current year. We assessed whether any changes in the business or environment, including any changes to claims handling practices, were appropriately considered in the reserve setting process as well. We tested the underlying data that served as inputs into the Company’s analysis, including historical claims from third party and claims paid, to evaluate whether inputs and assumptions were reasonable. We compared management’s prior-year assumptions of expected claims development and ultimate loss to actuals incurred during the current year to identify and evaluate potential management bias in the determination of the workers’ compensation claims liabilities. We compared the estimated ultimate loss per each insurance year to prior years estimated ultimate loss by year to reassess the Company’s estimation process. We tested the mathematical accuracy of the accrual as of September 30, 2022. We reviewed supporting vendor documentation related to the current year’s base premiums. We also analyzed the qualifications of the Company’s third-party administrators for their expertise in this area.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2007.

East Brunswick, New Jersey
December 5, 2022
PCAOB ID Number 100

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2022	2021
Revenue	$395,173	$246,094
Cost of Operations
Contract costs	322,886	194,614
General and administrative costs	30,730	25,054
Corporate development costs	614	1,088
Depreciation and amortization	7,665	8,115
Total operating costs	361,895	228,871
Income from operations	33,278	17,223
Interest expense	2,215	3,784
Income before provision for income taxes	31,063	13,439
Provision for income taxes	7,775	3,294
Net income	$23,288	$10,145

Net income per share - basic	$1.82	$0.81
Net income per share - diluted	$1.64	$0.75
Weighted average common shares outstanding
Basic	12,830	12,549
Diluted	14,179	13,597

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash	$228	$24,051
Accounts receivable	40,496	33,447
Other current assets	2,878	4,265
Total current assets	43,602	61,763
Equipment and improvements, net	1,704	1,912
Operating lease right-of-use-assets	16,851	19,919
Goodwill	65,643	65,643
Intangible assets, net	40,884	47,469
Other long-term assets	328	464
Total assets	$169,012	$197,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$2,235	$2,261
Accrued payroll	9,444	9,125
Deferred revenue	—	22,273
Accounts payable and accrued liabilities	26,862	32,717
Total current liabilities	38,541	66,376
Long-term liabilities:
Deferred taxes, net	1,534	1,176
Operating lease liabilities - long-term	16,461	19,374
Debt obligations - long-term, net of deferred financing costs	20,416	44,636
Total long-term liabilities	38,411	65,186
Total liabilities	76,952	131,562
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 13,047 and 12,714 at September 30, 2022 and 2021, respectively	13	13
Additional paid-in capital	91,057	87,893
Retained earnings (accumulated deficit)	990	(22,298)
Total shareholders’ equity	92,060	65,608
Total liabilities and shareholders' equity	$169,012	$197,170

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2022	2021
Operating activities
Net income	$23,288	$10,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,665	8,115
Amortization of deferred financing costs charged to interest expense	664	792
Stock-based compensation expense	2,608	1,660
Deferred taxes, net	358	1,213
Changes in operating assets and liabilities
Accounts receivable	(7,049)	(906)
Other current assets	1,387	(766)
Accrued payroll	319	(1,486)
Deferred revenue	(22,273)	22,273
Accounts payable and accrued liabilities	(5,855)	4,139
Other long-term assets and liabilities	131	486
Net cash provided by operating activities	1,243	45,665
Investing activities
Business acquisition adjustment	—	59
Purchase of equipment and improvements	(872)	(103)
Net cash used in investing activities	(872)	(44)
Financing activities
Proceeds from debt obligations	17,000	30,950
Repayments of debt obligations	(41,750)	(54,200)
Payments of deferred financing costs	—	(43)
Proceeds from issuance of common stock upon exercise of options and warrants	837	366
Payment of tax obligations resulting from net exercise of stock options	(281)	—
Net cash used in financing activities	(24,194)	(22,927)

Net change in cash	(23,823)	22,694
Cash - beginning of year	24,051	1,357
Cash - end of year	$228	$24,051

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$1,528	$2,941
Cash paid during the year for income taxes	$9,282	$936
Supplemental disclosures of non-cash activity
Common stock surrendered for the exercise of stock options	$256	$—
Cancellation of common stock	$—	$68

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2022 and 2021
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
Year Ended September 30, 2022
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	648	—	648
Expense related to employee stock options	—	—	1,960	—	1,960
Stock issued for director restricted stock units	53	—	—	—	—
Exercise of stock options	257	—	637	—	637
Common stock surrendered for the exercise of stock options	(31)	—	(281)	—	(281)
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	23,288	23,288
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Year Ended September 30, 2021
Balance at September 30, 2020	12,404	$12	$85,868	$(32,443)	$53,437
Expense related to director restricted stock units	141	—	467	—	467
Expense related to employee stock options	—	—	1,193	—	1,193
Exercise of stock options	175	1	433	—	434
Cancellation of common stock	(6)	—	(68)	—	(68)
Net income	—	—	—	10,145	10,145
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us," and "our"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K. Certain amounts reported in our prior year consolidated financial statements have been reclassified to conform to current year presentation.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating revenues and costs including overhead and its allocation, estimating progress toward the completion of performance obligations, assessing fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and leases liabilities, and loss development on workers' compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

Revenue

The Company's revenues from contracts with customers are derived from offerings that include technology-enabled business process outsourcing, program management solutions, and public health research and analytics, substantially within the U.S. government and its agencies, and to a lesser extent, subcontractors. The Company has various types of contracts of which include time-and-materials contracts, cost-reimbursable contracts, and firm-fixed-price contracts.

We consider a contract with a customer to exist when there is a commitment by both parties (customer and Company), payment terms are determinable, there is commercial substance, and collectability is probably in accordance with Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers ("Topic 606").

We recognize revenue over time when there is a continuous transfer of control to our customer as performance obligations are satisfied. For our U.S. government contracts, this continuous transfer of control to the customer is transferred over time and revenue is recognized based on the extent of progress toward completion of the performance obligation. We consider control to transfer when we have a right to payment. In some instances, the Company commences providing services prior to formal approval to begin work from the customer. The Company considers these factors, the risks associated with commencing work, and legal enforceability in determining whether a contract exists under Topic 606.

Contract modification can occur throughout the life of the contract and can affect the transaction price, extend the period of performance, adjust funding, or create new performance obligations. We review each modification to assess the impact of these contract changes to determine if it should be treated as part of the original performance obligation or as a separate contract. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Furthermore, a significant change in one or more estimates could affect the profitability of our contracts. We recognize adjustments in estimated profit on contracts in the period identified.

For service contracts, we satisfy our performance obligations as services are rendered. We use cost-based input and time-based output methods to measure progress based on the contract type.
•Time and material - We bill the customer per labor hour and per material, and revenue is recognized in the amount invoiced as the amount corresponds directly to the value of our performance to date. Revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred.
•Cost reimbursable - We record reimbursable costs as incurred, including an estimated share of the contractual fee earned.
•Firm fixed price - We recognize revenue over time using a straight-line measure of progress or percentage of completion method whereby progress toward completion is based on a comparison of actual costs incurred to total estimated costs to be incurred over the contract terms.

Contract costs generally include direct costs such as labor, materials, subcontract costs, and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred and include an estimate of the contractual fees earned. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by various government audit agencies. Historically, our adjustments have not been material.

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within Accounts receivable, net on our consolidated balance sheets and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

Contract liabilities - Amounts are a result of billings in excess of costs incurred or prepayment for services to be rendered. Contract liabilities are primarily due to contract start-up funding provided under a contract awarded at the end of the fiscal year 2021, for which all performance obligations were completed by March 31, 2022.

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

Right-of-use assets are measured at the present value of future minimum lease payments, including all probable renewals, plus lease payments made to the lessor before or at lease commencement and indirect costs paid, less incentives received. Our right-of-use assets include long-term leases for facilities and equipment and are amortized over their respective lease terms. Our right-of-use-assets are recognized as the present value of the future minimum lease payments over the lease term less unamortized lease incentives and the balance remaining in deferred rent liability under ASC 840.

Lease Liabilities

We have leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of September 30, 2022, operating leases for facilities and equipment have remaining lease terms of 0.2 to 8.5 years.

Goodwill

At September 30, 2022, we performed an internal goodwill impairment evaluation on the year-end carrying value of approximately $65.6 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2022, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Our assessment incorporated effects of the COVID-19 pandemic, which is not expected to have a meaningful impact on our financial results. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2021.

Provision for Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2022 and 2021. We report interest and penalties as a component of provision for income taxes. For the years ended September 30, 2022 and 2021, we recognized no interest and no penalties related to income taxes.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo method to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

Compensation Expense

Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo method that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the service period.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

Receivables

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that include costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either September 30, 2022 or September 30, 2021.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of September 30, 2022 and 2021, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of September 30, 2022 and 2021, the Company has not issued any preferred stock.

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

Risks & Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s consolidated financial position and the results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4. Revenue Recognition

The following table summarizes the contract balances recognized within the Company's consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Contract assets	$7,682	$7,307
Contract liabilities	$—	$22,473

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer for the years ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Department of Homeland Security	$126,576	$2,485
Department of Veterans Affairs	126,106	110,078
Department of Health and Human Services	102,201	91,543
Department of Defense	33,612	30,930
Other	6,678	11,058
Total Revenue	$395,173	$246,094

Revenue by contract type for the years ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Time and Materials	$308,944	$185,656
Cost Reimbursable	46,231	48,101
Firm Fixed Price	39,998	12,337
Total Revenue	$395,173	$246,094

Revenue by whether the Company acts as a prime contractor or a subcontractor for the years ended September 30, 2022 and 2021(in thousands):

	2022	2021
Prime Contractor	$366,571	$215,241
Subcontractor	28,602	30,853
Total Revenue	$395,173	$246,094

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Operating lease right-of-use assets	$16,851	$19,919

Operating lease liabilities, current	$2,235	$2,261
Operating lease liabilities, long-term	16,461	19,374
Total operating lease liabilities	$18,696	$21,635

For the years ended September 30, 2022 and 2021, total lease costs for our operating leases are as follows (in thousands):

	2022	2021
Operating	$3,548	$3,653
Short-term	114	103
Variable	120	81
Sublease income (a)	(258)	(302)
Total lease costs	$3,524	$3,535

(a): The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of September 30, 2022 are as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2023	$3,299
2024	3,156
2025	2,995
2026	3,092
2027	2,487
Thereafter	8,513
Total future minimum lease payments	23,542
Less: imputed interest	(4,846)
Present value of future minimum lease payments	18,696
Less: current portion of operating lease liabilities	(2,235)
Long-term operating lease liabilities	$16,461

At September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate are 7.5 years and 6.0%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases is as follows for the years ending September 30, 2022 and 2021 (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$3,411	$3,306

6. Supporting Financial Information

Accounts receivable

The following table summarizes Accounts receivable presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Billed receivables	$32,814	$26,140
Contract assets	7,682	7,307
Allowance for doubtful accounts	—	—
Accounts receivable	$40,496	$33,447

Other current assets

The following table summarizes Other current assets presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Prepaid insurance and benefits	$737	$655
Other receivables	945	995
Prepaid expenses	1,196	2,615
Other current assets	$2,878	$4,265

Equipment and improvements, net

The following table summarizes Equipment and improvements, net presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Furniture and equipment	$893	$958
Computer equipment	2,316	1,262
Computer software	4,407	4,353
Leasehold improvements	1,614	1,595
Total equipment and improvements	9,230	8,168
Less: accumulated depreciation and amortization	(7,526)	(6,256)
Equipment and improvements, net	$1,704	$1,912

Depreciation and amortization was $1.1 million and $1.5 million for the years ended September 30, 2022 and 2021, respectively.

Intangible assets, net

The following table summarizes Intangible assets, net presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Intangible assets
Customer contracts and related customer relationships	$62,281	$62,281
Covenants-not-to-compete	522	522
Trade names	3,051	3,051
Total intangible assets	65,854	65,854
Less accumulated amortization
Customer contracts and related customer relationships	(23,606)	(17,378)
Covenants-not-to-compete	(316)	(264)
Trade names	(1,048)	(743)
Total accumulated amortization	(24,970)	(18,385)
Intangible assets, net	$40,884	$47,469

Total amount of amortization expense for each of the years ended September 30, 2022 and 2021 was $6.6 million.

As of September 30, 2022, the estimated annual amortization expense is as follows:

For the Fiscal Year Ending September 30,	(in thousands)
2023	$6,585
2024	6,585
2025	6,585
2026	5,851
2027	4,823
Thereafter	10,455
Total amortization expense	$40,884

Accounts payable and accrued liabilities

The following table summarizes Accounts payable and accrued liabilities presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Accounts payable	$11,886	$16,684
Accrued benefits	3,857	2,916
Accrued bonus and incentive compensation	3,625	2,381
Accrued workers' compensation insurance	4,880	7,014
Other accrued expenses	2,614	3,722
Accounts payable and accrued liabilities	$26,862	$32,717

Debt obligations

The following table summarizes Debt obligations presented on our consolidated balance sheets at September 30, 2022 and 2021 (in thousands):

	2022	2021
Secured term loan	$22,000	$46,750
Less: unamortized deferred financing costs	(1,584)	(2,114)
Long-term portion of debt obligations, net of deferred financing costs	$20,416	$44,636

As of September 30, 2022 and 2021, we had no outstanding balance on our secured revolving line of credit and have satisfied mandatory principal payments on our secured term loan for the next twelve months.

Interest expense

The following table summarizes Interest expense presented on our consolidated statements of operations for the years ending September 30, 2022 and 2021 (in thousands):

	2022	2021
Interest expense (a)	$1,551	$2,992
Amortization of deferred financing costs (b)	664	792
Interest expense	$2,215	$3,784

(a): Interest expense on borrowing
(b): Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as of September 30, 2022 and 2021 is as follows (in millions):

	2022		2021
Arrangement	Loan Balance	Interest	Loan Balance	Interest
Secured term loan (a) due September 30, 2025	$22.0	LIBOR* + 2.5%	$46.8	LIBOR* + 3.5%
Secured revolving line of credit (b) due September 30, 2025	$—	LIBOR* + 2.5%	$—	LIBOR* + 3.5%

*LIBOR rate as of September 30, 2022 and 2021 was 2.52% and 0.08%, respectively. As of September 30, 2022 and 2021, our LIBOR rate is subject to a minimum floor of 0.5%.

(a) Represents the principal amounts payable on our secured term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the secured term loan is payable in quarterly installments with the remaining balance due on September 30, 2025.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 3.75:1.0 to 2.75:1.0 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. The secured term loan has an interest rate spread range from 2.5% to 4.5% depending on the funded indebtedness to adjusted EBITDA ratio. We are in compliance with all loan covenants and restrictions.

We are required to pay quarterly amortization payments commencing in December 2020 through September 2025. The annual amortization amounts are $7.0 million each for fiscal years 2021 and 2022 and $8.75 million each for fiscal years 2023 through 2025, with the remaining unpaid loan balance due at maturity in September 2025. The quarterly payments are in equal installments. As of September 30, 2022, the Company made voluntary prepayments of $34.0 million, bringing the total amount paid on the secured term loan to $48.0 million. As of September 30, 2022, we have satisfied mandatory principal amortization until September 30, 2025.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. Due to the voluntary prepayment of term debt, there was no excess cash flow payment required. For additional information regarding the schedule of future payment obligations, please refer to Note 10 Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap on September 30, 2022 is $16.2 million and matures in 2024. The remaining outstanding balance of our secured term loan is subject to interest rate fluctuations and the minimum LIBOR floor. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the year ended September 30, 2022, interest expense increased by approximately $0.2 million.

(b) The secured revolving line of credit has a ceiling of up to $25.0 million; as of September 30, 2022, we had unused borrowing capacity of $23.0 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, but has no outstanding balance at September 30, 2022.
The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2022, was $25.0 million. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The secured revolving line of credit has a maturity date of September 30, 2025 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

8. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2022, there were 1.4 million shares available for grant.

Stock-based compensation expense, presented in the table below, is recorded in general and administrative expenses included in our consolidated statements of operations for the years ending September 30, 2022 and 2021 (in thousands):

	2022	2021
DLH employees (a)	$1,960	$1,193
Non-employee directors (b)	648	467
Total stock option expense	$2,608	$1,660

(a): Included in this amount are equity grants of restricted stock units to Named Executive Officers ("NEO"), which were issued in accordance with the DLH long-term incentive compensation policy, and stock option grants to NEO and non-NEO company employees. The restricted stock units totaled 140,404 restricted stock units issued and outstanding at September 30, 2022.

(b): In the first quarter of fiscal year 2022, we issued 53,510 restricted stock units to the Company's non-employee directors, all of which vested as of September 30, 2022. The shares of common stock underlying such restricted stock units were issued on September 30, 2022.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the years ending September 30, 2022 and 2021 (in thousands):

	2022	2021
Unrecognized expense for DLH employees (a)	$5,214	$4,468

(a): On a weighted average basis, this expense is expected to be recognized within the next 4.20 years.

Stock option activity for the year ended September 30, 2022:

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2021	2,374	$5.60	5.6	$15,899
Granted (a)	275	16.17	—	—
Exercised	(257)	3.47	—	—
Options outstanding, September 30, 2022	2,392	$7.05	5.4	$13,566

(a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the options granted during the year ended September 30, 2022, as follows using the Monte Carlo method:

			Vesting	Expected
	Strike	Stock	Threshold	Term	Calculated
Grant Date	Price	Price	Price	(Years)	Fair Value
November 8, 2021	$16.01	$16.01	Service	10	$9.68
November 8, 2021	$16.01	$16.01	$24.00	10	$9.68
November 8, 2021	$16.01	$16.01	$28.00	10	$9.64
November 8, 2021	$16.01	$16.01	$32.00	10	$9.58
August 1, 2022	$17.77	$17.77	$23.00	10	$9.68
Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the years ended September 30, 2022 and 2021 (in thousands):

	Number of Shares
	2022	2021
Vested and exercisable (a)	2,117	1,662
Unvested (b)	275	712
Options outstanding	2,392	2,374

(a): Weighted average exercise price of vested and exercisable shares was $5.86 and $3.91 at September 30, 2022 and 2021, respectively. Aggregate intrinsic value was approximately $13.6 million and $13.9 million at September 30, 2022 and 2021, respectively. Weighted average contractual term remaining was 4.9 years and 4.0 years at September 30, 2022 and 2021, respectively.

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

Earnings Per Share information is presented in the table below for the years ending September 30, 2022 and 2021 (in thousands except for per share amounts):

	2022	2021
Numerator:
Net income	$23,288	$10,145
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	12,830	12,549
Effect of dilutive securities:
Stock options and restricted stock	1,349	1,048
Denominator for diluted net income per share - weighted-average outstanding shares	14,179	13,597
Net income per share - basic	$1.82	$0.81
Net income per share - diluted	$1.64	$0.75

10. Commitments and Contingencies

Contractual Obligations as of September 30, 2022 (in thousands):

		Payments Due Per Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
Debt obligations	$22,000	$—	$—	$22,000	$—	$—	$—
Facility operating leases	23,407	3,216	3,104	2,995	3,092	2,487	8,513
Equipment operating leases	135	83	52	—	—	—	—
Total contractual obligations	$45,542	$3,299	$3,156	$24,995	$3,092	$2,487	$8,513

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of September 30, 2022 and September 30, 2021 was approximately $4.9 million and $7.0 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the years ended September 30, 2022 and 2021 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

12. Provision for Income Taxes

The significant components of provision for income taxes from continuing operations are summarized as follows for the years ending September 30, 2022 and 2021 (in thousands):

	2022	2021
Current expense	$7,351	$2,081
Deferred expense	424	1,213
Total expense	$7,775	$3,294

The following table presents the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations for the years ending September 30, 2022 and 2021 (in thousands):

	2022	2021
Income taxes at the federal statutory rate	$6,523	$2,822
State taxes, net	1,158	376
Other permanent items	94	96
Total	$7,775	$3,294

An analysis of the Company's deferred tax assets and liabilities at September 30, 2022 and 2021 is as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carry forwards, net	$296	$318
Stock based compensation	668	508
Accrued compensation	2,108	2,614
Total deferred tax assets	3,072	3,440
Less: valuation allowance	(262)	(288)
Total deferred tax assets, net	2,810	3,152
Deferred tax liabilities:
Equipment and intangible assets	(3,833)	(3,507)
Accrued expenses	(407)	(671)
Right of use liability	(104)	(150)
Total deferred tax liabilities	(4,344)	(4,328)
Net deferred tax liability	$(1,534)	$(1,176)

13. Quarterly Financial Data (Unaudited)

A summary of quarterly information is as follows (in thousands, except per share data)

	2022 Quarters
	First[a]	Second[a]	Third[a]	Fourth
Revenue	$152,801	$108,699	$66,440	$67,233
Income from operations	11,219	10,254	7,114	4,691
Interest expense	(672)	(554)	(512)	(477)
Income before provision for income taxes	10,547	9,700	6,602	4,214
Provision for income taxes	2,743	2,522	1,738	772
Net income	$7,804	$7,178	$4,864	$3,442
Earnings per share:
Basic	$0.61	$0.56	$0.38	$0.27
Diluted	$0.55	$0.50	$0.34	$0.24

	2021 Quarters
	First	Second	Third	Fourth
Revenue	$57,852	$61,506	$61,555	$65,182
Income from operations	3,635	4,620	4,939	4,030
Interest expense	(1,080)	(1,004)	(893)	(808)
Income before provision for income taxes	2,555	3,616	4,046	3,222
Provision for income taxes	741	1,049	1,166	339
Net income	$1,814	$2,567	$2,880	$2,883
Earnings per share:
Basic	$0.15	$0.20	$0.23	$0.23
Diluted	$0.13	$0.19	$0.21	$0.21

a Results for the company’s sustaining business less the FEMA task orders was presented annually in Item 7 and on a quarterly basis within the quarterly report (10Q) for fiscal year 2022's first, second and third quarters.

14. Employee Benefit Plans
As of September 30, 2022, the Company maintains a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401(k) Plan. The Company recorded related expense of $2.2 million and $1.5 million for the years ending September 30, 2022 and 2021. Participants are always fully vested in their elective contributions and vests in Company matching contributions over a four-year period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2022.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

WithumSmith+Brown, PC, an independent registered public accounting firm, has audited the Company's consolidated financial statements and has reported on the Company's internal control over financial reporting as of September 30, 2022. The audit report can be found in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of our fiscal year ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2022. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The financial statements and schedules of the Company are included in Part II, Item 8 of this report beginning on page 33.
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

3.4		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.5		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Description of Securities (filed as Exhibit 4.3 to Annual Report on Form 10-K filed on December 7, 2020).
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).

10.3		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.4	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated January 28, 2021).
10.5	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.6	#
Change in Control, Severance and Covenant Agreement with Helene Fisher, dated June 4, 2018 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 6, 2018).

10.7
Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2019).

10.8
First Amendment to Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2019).

10.9
Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2020).

10.10	#	Employment Agreement between the Company and Zachary C. Parker dated as of September 30, 2022 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 6, 2022).
10.11	#	Form of Restricted Stock Unit for non-employee directors under the 2016 Omnibus Equity Incentive Plan.
10.12	#	Employment Offer Letter between the Company and Jeanine M. Christian (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.13	#	Employment Offer Letter between the Company and Jacqueline S. Everett (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).
10.14	#
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

10.16	#	Employment agreement between the Company and Kathryn M JohnBull dated September 14, 2020 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 15, 2020)
10.17	#
Form of Performance Restricted Stock Units granted December 9, 2020 granted under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, filed February 2, 2021).

10.18	#	Employment Offer Letter between the Company and G. Maliek Ferebee (filed as Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended September 30, 2021)
10.19	#	Change in Control, Severance and Covenant Agreement between the Company and G. Maliek Ferebee (filed as Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended September 30, 2021)
10.20	#	Letter Agreement between the Company and Kevin Wilson dated April 12, 2022 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

104.0	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ KATHRYN M. JOHNBULL
By:	Kathryn M. JohnBull Chief Financial Officer (Principal Accounting Officer)
Dated: December 5, 2022
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Frederick G. Wasserman	Chairman of the Board	December 5, 2022
Frederick G. Wasserman

/s/ James P. Allen	Director	December 5, 2022
James P. Allen

/s/ Martin J. Delaney	Director	December 5, 2022
Martin J. Delaney

/s/ Elder Granger, M.D.	Director	December 5, 2022
Elder Granger, M.D.

/s/ Frances Murphy, M.D.	Director	December 5, 2022
Frances Murphy, M.D.

/s/ Austin J. Yerks III	Director	December 5, 2022
Austin J. Yerks III

/s/ Stephen J. Zelkowicz	Director	December 5, 2022
Stephen J. Zelkowicz

/s/ Zachary C. Parker	Chief Executive Officer, President and Director	December 5, 2022
Zachary C. Parker

/s/ Kathryn M. JohnBull	Chief Financial Officer and Principal Accounting Officer	December 5, 2022
Kathryn M. JohnBull