Form 10-Q
period 2022-12-31
DLH Holdings Corp.
filed 2023-02-08
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,756,969 shares of Common Stock, par value $0.001 per share, were outstanding as of February 8, 2023.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2022	2021
Revenue	$72,738	$152,801
Cost of operations:
Contract costs	57,256	132,686
General and administrative costs	7,424	6,911
Corporate development costs	1,735	—
Depreciation and amortization	2,402	1,985
Total operating costs	68,817	141,582
Income from operations	3,921	11,219
Interest expense	1,830	672
Income before provision for income taxes	2,091	10,547
Provision for income taxes	544	2,743
Net income	$1,547	$7,804

Net income per share - basic	$0.12	$0.61
Net income per share - diluted	$0.11	$0.55
Weighted average common stock outstanding
Basic	13,306	12,749
Diluted	14,276	14,295

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	December 31, 2022	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$1,364	$228
Accounts receivable	65,178	40,496
Other current assets	3,249	2,878
Total current assets	69,791	43,602
Equipment and improvements, net	1,875	1,704
Operating lease right-of-use assets	19,595	16,851
Goodwill	139,277	65,643
Intangible assets, net	136,729	40,884
Other long-term assets	61	328
Total assets	$367,328	$169,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$3,379	$2,235
Accrued payroll	16,540	9,444
Debt obligations - current, net of deferred financing costs	28,505	—
Accounts payable and accrued liabilities	32,711	26,862
Total current liabilities	81,135	38,541
Long-term liabilities:
Deferred taxes, net	1,521	1,534
Operating lease liabilities - long-term	18,221	16,461
Debt obligations - long-term, net of deferred financing costs	165,942	20,416
Total long-term liabilities	185,684	38,411
Total liabilities	266,819	76,952
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 13,757 and 13,047 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	14	13
Additional paid-in capital	97,958	91,057
Retained earnings	2,537	990
Total shareholders’ equity	100,509	92,060
Total liabilities and shareholders' equity	$367,328	$169,012

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2022	2021
Operating activities
Net income	$1,547	$7,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,402	1,985
Amortization of deferred financing costs charged to interest expense	276	151
Stock-based compensation expense	552	500
Deferred taxes, net	(13)	—
Changes in operating assets and liabilities
Accounts receivable	780	(13,396)
Other current assets	994	(632)
Accrued payroll	347	1,851
Deferred revenue	—	(12,125)
Accounts payable and accrued liabilities	1,075	(2,335)
Other long-term assets and liabilities	13	42
Net cash provided by (used in) operating activities	7,973	(16,155)
Investing activities
Business acquisition, net of cash acquired	(179,958)	—
Purchase of equipment and improvements	(384)	—
Net cash used in investing activities	(180,342)	—
Financing activities
Proceeds from debt obligations	200,703	6,000
Repayments of debt obligations	(19,327)	(9,875)
Payments of deferred financing costs	(7,221)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	200
Payment of tax obligations resulting from net exercise of stock options	(650)	—
Net cash provided by (used in) financing activities	173,505	(3,675)

Net change in cash	1,136	(19,830)
Cash - beginning of period	228	24,051
Cash - end of period	$1,364	$4,221

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$339	$513
Cash paid during the period for income taxes	$5	$—

Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$238	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
(unaudited)	Shares	Amount
Three Months Ended December 31, 2022
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance of common stock in business combination	527	1	6,999	—	7,000
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	372	—	372
Exercise of stock options	250	—	—	—	—
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	1,547	1,547
Balance at December 31, 2022	13,757	$14	$97,958	$2,537	$100,509

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Three Months Ended December 31, 2021
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	162	—	162
Expense related to employee stock-based compensation	—	—	338	—	338
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	7,804	7,804
Balance at December 31, 2021	12,768	$13	$88,593	$(14,494)	$74,112

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2022

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023 or any future period. Amounts as of and for the three months ended December 31, 2022 and December 31, 2021 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on December 5, 2022.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating revenues and costs including overhead and its allocation, estimating progress toward the completion of performance obligations, assessing fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and leases liabilities, and loss development on workers' compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

Revenue

The Company's revenues from contracts with customers are derived from offerings that include technology-enabled business process outsourcing, program management solutions, and public health research and analytics, substantially within the U.S. government and its agencies, and to a lesser extent, subcontractors. The Company has various types of contracts including time-and-materials contracts, cost-reimbursable contracts, and firm-fixed-price contracts.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, contract liabilities, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases.

Goodwill

The Company reviews goodwill for impairment on an annual basis and on a quarterly basis the company assesses the impact of any macroeconomic changes that may impact the business conditions to determine if these changes have any adverse impact to goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. The Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.

Provision for Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2022 or September 30, 2022. We report interest and penalties as a component of provision for income taxes. During the three months ended December 31, 2022 and December 31, 2021, we recognized no interest and no penalties related to income taxes.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2022 or September 30, 2022.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2022 and September 30, 2022, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of December 31, 2022 and September 30, 2022, the Company has not issued any preferred stock.

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

Risks & Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of the date of these consolidated financial statements, there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" which defers the end date for electing the relief provided in Topic 848 from December 31, 2022 to December 31, 2024. In the first quarter of fiscal 2023, the Company adopted the optional expedients and exceptions provided in Topic 848. The adoption did not have a material impact on the Company’s consolidated financial statements.

4. Business Combinations

Acquisition of Grove Resource Solutions, LLC

On December 8, 2022, the Company acquired 100% of the equity interests of Grove Resource Solution, LLC ("GRSi") for a net preliminary purchase price of $185.1 million, inclusive of the preliminary working capital adjustment. The acquisition was financed through a combination of:

•borrowings of $178.1 million under the Company’s amended and restated credit facility; and
•common stock issued of approximately 0.5 million shares, which were valued at $7.0 million in the aggregate, based on the 20-day volume-adjusted average price of its common stock.

The acquisition of GRSi was consistent with the Company’s growth strategy, as it provided contract diversification, addition of key capabilities and increased presence in the military health market. The estimated goodwill derived from this transaction is primarily due to these attributes.

We have used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The preliminary purchase price for GRSi was $188.5 million adjusted to reflect acquired cash, assumed liabilities and preliminary net working capital adjustments.

The Purchase Agreement contains customary representations, warranties and covenants by the parties. Subject to certain limitations and conditions, the seller and the equity holders of the seller do not have indemnity obligation for damages resulting from breaches or inaccuracies of the representations, warranties, and covenants of the seller, GRSI and the equity holders as set forth in the Purchase Agreement. The Purchase Agreement also provided for the establishment of an escrow account in order to satisfy (i) any downward adjustment of the purchase price base on GRSI's net working capital at the closing and (ii) certain specified indemnification obligations of the seller and equity holders that may arise following the closing. The escrow account is funded by an aggregate amount of approximately $4.3 million and the stock consideration. A representations and warranties insurance policy has been purchased by the Company in connection with the Purchase Agreement, under which the Company may seek recourse for breaches of the representations and warranties of the seller, GRSI and the equity holders. The representations and warranties insurance policy is subject to certain customary exclusions and a deductible.

In accordance with ASU 2017-01, the Company evaluated the transaction as an acquisition of a business. We are still assessing the acquisition price to the fair value of the assets and liabilities of GRSi at the acquisition date. We are awaiting the fair values of the intangibles assets from the third party valuation firm. The preliminary purchase price and its allocation are shown below and are subject to change once the valuation is complete. Based on the unaudited financial statements of GRSi on December 8, 2022, we accounted for the total acquisition consideration and allocation of fair value to the related assets and liabilities on a preliminary basis as follows (in thousands):

Preliminary purchase price for GRSi	$188,458

Purchase price allocation:
Cash	747
Accounts receivable	25,468
Other current assets	1,354
Accounts payable and accrued expenses	(2,449)
Payroll liabilities	(7,827)
Other current liabilities	(325)
Equipment and improvements, net	463
Other long-term assets and liabilities	(611)
Intangible assets	98,004
Total identifiable net assets acquired	114,824

Goodwill	73,634

All operating units are aggregated into a single reportable segment. The acquisition of GRSi did not create an additional reportable segment as all operations report to a single Chief Operating Decision Maker (CODM), serve a similar customer base, and provide similar services within a common regulatory environment. The goodwill represents intellectual capital and the acquired workforce, of which both do not qualify as a separate intangible asset. The tax deductible goodwill is in the process of being calculated.

During the three months ended December 31, 2022 following the completion of the acquisition, GRSi contributed approximately $6.9 million of revenue and $0.3 million of income from operations.

The following table presents certain results for the three months ended December 31, 2022 and 2021 as though the acquisition of GRSi had occurred on October 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of GRSi for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•The impact of recording GRSi's intangible asset amortization.
•The impact of interest expense for the new credit facility.
•The removal of legacy GRSi director's fees.
•The removal of transaction costs for the acquisition incurred by GRSi.

	(in thousands)
	Three Months Ended
	December 31,
Pro forma results	2022	2021
Revenue	$99,823	$178,854
Net income (loss)	$2,181	$6,857

Number of shares outstanding - basic	13,306	12,749
Number of shares outstanding - diluted	14,276	14,295

Basic earnings per share (loss)	$0.16	$0.54
Diluted earnings per share (loss)	$0.15	$0.48

5. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Contract assets	$10,740	$7,682
Contract liabilities	$509	$—

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Department of Veterans Affairs	$33,708	$28,193
Department of Health and Human Services	27,305	23,126
Department of Defense	10,263	8,495
Department of Homeland Security	167	91,328
Other	1,295	1,659
Total	$72,738	$152,801

Revenue by contract type for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Time and Materials	$48,991	$132,540
Cost Reimbursable	12,580	10,110
Firm Fixed Price	11,167	10,151
Total	$72,738	$152,801

Revenue by whether the Company acts as a prime contractor or a subcontractor for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Prime Contractor	$67,981	$146,107
Subcontractor	4,757	6,694
Total	$72,738	$152,801

6. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Operating lease right-of-use assets	$19,595	$16,851

Operating lease liabilities, current	$3,379	$2,235
Operating lease liabilities - long-term	18,221	16,461
Total operating lease liabilities	$21,600	$18,696

As of December 31, 2022, operating leases for facilities and equipment have remaining lease terms of 0.1 to 8.3 years.

For the three months ended December 31, 2022 and 2021, total lease costs for our operating leases as follows (in thousands):

	2022	2021
Operating	$947	$952
Short-term	43	27
Variable	31	18
Sublease income (a)	(71)	(69)
Total lease costs	$950	$928

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

The Company's future minimum lease payments as of December 31, 2022 as follows (in thousands):

For the Fiscal Year Ending September 30,
2023 (remaining)	$3,455
2024	4,568
2025	3,884
2026	3,656
2027	2,582
Thereafter	8,513
Total future lease payments	26,658
Less: imputed interest	(5,058)
Present value of future minimum lease payments	21,600
Less: current portion of operating lease liabilities	(3,379)
Long-term operating lease liabilities	$18,221

At December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate are 6.6 years and 6.38%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,022	$905
Lease liabilities arising from obtaining right-of-use assets	$3,541	$—

7. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Billed receivables	$54,438	$32,814
Contract assets	10,740	7,682
Allowance for doubtful accounts	—	—
Accounts receivable	$65,178	$40,496

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Prepaid insurance and benefits	$601	$737
Other receivables	922	945
Prepaid licenses and other expenses	1,726	1,196
Other current assets	$3,249	$2,878

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Furniture and equipment	$893	$893
Computer equipment	2,730	2,316
Computer software	4,407	4,407
Leasehold improvements	1,614	1,614
Total equipment and improvements	9,644	9,230
Less: accumulated depreciation and amortization	(7,769)	(7,526)
Equipment and improvements, net	$1,875	$1,704

Depreciation expense was $0.2 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Intangible assets
Customer contracts and related customer relationships	$150,187	$62,281
Covenants not to compete	637	522
Trade name	13,034	3,051
Total intangible assets	163,858	65,854
Less: accumulated amortization
Customer contracts and related customer relationships	(25,622)	(23,606)
Covenants not to compete	(330)	(316)
Trade name	(1,177)	(1,048)
Total accumulated amortization	(27,129)	(24,970)
Intangible assets, net	$136,729	$40,884

Amortization expense was $2.2 million and $1.6 million for the three months ended December 31, 2022 and 2021.

As of December 31, 2022, the estimated amortization expense per fiscal year as follows (in thousands):

2023 (remaining)	$12,218
2024	16,214
2025	16,214
2026	15,479
2027	14,451
Thereafter	62,153
Total amortization expense	$136,729

Goodwill

The change in the carrying amount of goodwill for the three months ended December 31, 2022 as follows (in thousands):

Balance at September 30, 2022	$65,643
Preliminary increase from GRSi acquisition (a)	73,634
Balance at December 31, 2022	$139,277

Ref (a) The Company is currently assessing the valuation of the GRSi acquisition to make the final purchase price adjustments which may impact the final carrying value of Goodwill. The balance provided is an estimate and subject to revision. Please refer to Note 4 for more information.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Accounts payable	$16,489	$11,886
Accrued benefits (a)	3,108	3,857
Accrued bonus and incentive compensation	916	3,625
Accrued workers' compensation insurance	2,795	4,880
Accrued fringe (b)	1,099	775
Accrued interest payable	1,088	—
Accrued purchase price adjustment	3,379	—
Other accrued expenses	3,837	1,839
Accounts payable and accrued liabilities	$32,711	$26,862

(a) Includes employee insurance plans and other related benefits.
(b) Includes the 401(k) plan and other fringe benefits.

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2022	2022
Secured revolving line of credit	$16,939	$—
Secured term loan	186,438	22,000
Less: unamortized deferred financing costs	(8,930)	(1,584)
Net bank debt obligations	194,447	20,416
Less: current portion of debt obligations, net of deferred financing costs	(28,505)	—
Long-term portion of debt obligations, net of deferred financing costs	$165,942	$20,416

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Interest expense (a)	$1,554	$521
Amortization of deferred financing costs (b)	276	151
Interest expense	$1,830	$672

(a) Interest expense on borrowing.
(b) Amortization of expenses related to secured term loan and secured revolving line of credit.

8. Credit Facilities

A summary of our credit facilities as of December 31, 2022 and September 30, 2022 as follows (in millions):

December 31, 2022			September 30, 2022
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$186.4	SOFR* + 4.2%	Secured term loan due September 30, 2025	$22.0	LIBOR + 2.5%
Secured revolving line of credit (b) due December 8, 2027	$16.9	SOFR* + 4.2%	Secured Revolving line of Credit due September 20, 2025	$—	LIBOR + 2.5%

*Secured Overnight Financing Rate ("SOFR") as of December 31, 2022 was 4.23%.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on the following: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.0 to 2.00:1.0 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.25 million each for fiscal years 2023 and 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made a mandatory prepayment of $3.6 million during the quarter ended December 31, 2022 bringing the outstanding principal balance on the secured term loan to $186.4 million. We have satisfied mandatory principal amortization until March 31, 2023.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which the total leverage ratio is greater than or equal to 2.50:1.0; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the total leverage ratio is less than 2.50:1.0 but greater than or equal to 1.5:1.0; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the total leverage ratio is less than 1.5:1.0. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain indebtedness. For additional information regarding the schedule of future payment obligations, please refer to Note 11. Commitments and Contingencies.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter-party. The notional amount in the floating-to-fixed interest rate swap as of December 31, 2022 is $16.2 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations. On the notional amount, the Company pays a base fixed rate of 1.61%, plus applicable credit spread. As a result, for the three months ended December 31, 2022, interest expense has been decreased by approximately $0.1 million.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of December 31, 2022 we had unused borrowing capacity of $31.2 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter, but had an outstanding balance at December 31, 2022 of $16.9 million.
The Company's total borrowing availability, based on eligible accounts receivable at December 31, 2022, was $70.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $5 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of December 8, 2027 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2022, there were 1.4 million shares available for grant under the 2016 Omnibus Equity Incentive Plan.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our consolidated statements of operations for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
DLH employees (a)	$372	$338
Non-employee directors (b)	180	162
Total stock option expense	$552	$500

(a) Included in this amount are equity grants of restricted stock units to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to executive officers and non-executive company employees. The restricted stock units totaled 140,404 and 147,431 restricted stock units issued and outstanding at December 31, 2022 and 2021, respectively.

(b) Equity grants of restricted stock units were made in accordance with DLH compensation policy for non-employee directors and a total of 58,517 and 53,510 restricted stock units were issued and outstanding at December 31, 2022 and 2021, respectively.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Unrecognized expense for DLH employees (a)	$4,750	$5,592
Unrecognized expense for non-employee directors	538	486
Total unrecognized expense	$5,288	$6,078

(a) On a weighted average basis, the unrecognized expense for the three months ended December 31, 2022 is expected to be recognized within the next 3.70 years.

Stock option activity for the three months ended December 31, 2022

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2022	2,392	$7.05	5.40	$13,566
Exercised	(250)	0.95	—	—
Cancelled	(25)	8.96	—	—
Options outstanding, December 31, 2022	2,117	$7.74	5.78	$9,913

Stock options shares outstanding, vested and unvested for the periods ended as follows (shares in thousands):

	December 31,	September 30,
	2022	2022
Vested and exercisable (a)	1,892	2,117
Unvested (b)	225	275
Options outstanding	2,117	2,392

(a) The weighted average exercise price of vested and exercisable shares was $6.74 and $5.86 at December 31, 2022 and September 30, 2022, respectively. Aggregate intrinsic value was approximately $9.9 million and $13.6 million at December 31, 2022 and September 30, 2022, respectively. The weighted average contractual term remaining was 5.4 years and 4.9 years at December 31, 2022 and September 30, 2022, respectively.

(b) Certain awards vest upon satisfaction of certain performance criteria.

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

Earnings per share information is presented in the table below for the three months ended December 31, 2022 and 2021 as follows (in thousands except for per share amounts):

	2022	2021
Numerator:
Net income	$1,547	$7,804
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	13,306	12,749
Effect of dilutive securities:
Stock options and restricted stock	970	1,546
Denominator for diluted net income per share - weighted-average outstanding shares	14,276	14,295

Net income per share - basic	$0.12	$0.61
Net income per share - diluted	$0.11	$0.55

11. Commitments and Contingencies

Contractual obligations as of December 31, 2022 as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2023	2024	2025	2026	2027	Thereafter
Debt obligations	$203,377	$18,544	$23,333	$19,000	$19,000	$23,750	$99,750
Facility operating leases	26,544	3,393	4,516	3,884	3,656	2,582	8,513
Equipment operating leases	114	62	52	—	—	—	—
Total contractual obligations	$230,035	$21,999	$27,901	$22,884	$22,656	$26,332	$108,263

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2022 and September 30, 2022 was $3.6 million and $4.9 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three months ended December 31, 2022 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2022, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward-looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the continuation of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and its impact on the economy and demand for our services, which are uncertain, cannot be predicted, and may precipitate or exacerbate other risks and uncertainties; the failure to achieve the anticipated benefits of our acquisition of GRSi or any future acquisition (including anticipated future financial operating performance and results); the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from our recent acquisition; the inability to retain employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; our ability to manage our increased debt obligations; compliance with bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of GRSi or any future acquisitions; the impact of inflation and higher interest rates; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Business and Markets Overview

DLH enhances public health and national security readiness missions through science, technology, cyber, and engineering solutions and services. We are primarily focused on improving and better deploying large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and Department of Homeland Security, ("DHS"). The following table summarizes revenue by customer for the three months ended December 31, 2022 and 2021 as follows (in thousands and percent):

	2022		2021
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$33,708	46.4%	$28,193	18.5%
Department of Health and Human Services	27,305	37.5%	23,126	15.1%
Department of Defense	10,263	14.1%	8,495	5.6%
Department of Homeland Security	167	0.2%	91,328	59.8%
Other customers with less than 10% share of total revenue	1,295	1.8%	1,659	1.0%
Total revenue	$72,738	100.0%	$152,801	100.0%

We provide solutions to three market focus areas: Defense and Veteran Health Solutions, Human Solutions and Services, and Public Health and Life Sciences. We deliver domain-specific expertise, industry best-practices and innovations to customers across these markets leveraging seven core competencies: secure data analytics, clinical trials and laboratory services, case management, performance evaluation, system modernization, operational logistics and readiness, and strategic digital communications. The Company manages its operations from its principal executive office in Atlanta, Georgia, and we have a complementary headquarters office in Silver Spring, Maryland. The Company employs over 3,200 skilled employees working throughout the United States and one location overseas.

Acquisitions

On December 8, 2022, we acquired Grove Resource Solutions, LLC. ("GRSi") to increase future organic growth, diversify our customer base, and to expand into adjacent markets. GRSi provides research and development, systems engineering and integration, and digital transformations solutions to federal agencies, notably the National Institutes of Health ("NIH"), U.S. Navy and U.S. Marine Corp. For further information, refer to Note 4 of the accompanying notes to our consolidated financial statements contained elsewhere in this report.

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
•Nine contracts for pharmacy services, which represent revenues of approximately $19.2 million and $15.6 million for the three months ended December 31, 2022 and 2021, respectively, are currently operating under a bridge contract through October 2023.
•Seven contracts for logistics services, which represent approximately $14.5 million and $12.6 million of revenues for the three months ended December 31, 2022 and 2021, respectively, are currently operating under a bridge contract through November 2023.

The VA has issued a request for proposal for healthcare logistics and pharmacy services for each CMOP location. The procurement was set-aside for a service-disabled veteran owned small business ("SDVOSB") to be solicited as the prime contractor. DLH maintains relationships with SDVOSB partners. Should the new contracts for performance of these services be awarded to a partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business as a subcontractor. Should the VA conclude that an award to an SDVOSB prime contractor is not in the best interest of the government, they may reissue a solicitation in an unrestricted competition. DLH believes that its service excellence over many years on the program would provide an advantage in an unrestricted competition.

The Company's contract with HHS in support of its Head Start program generated $9.1 million and $6.8 million of its revenue for the three months ended December 31, 2022 and 2021, respectively. This contract has a period of performance through April 2025.

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

Backlog

At December 31, 2022, our backlog was approximately $942.7 million, of which $164.0 million was funded backlog. At September 30, 2022, our backlog was approximately $482.5 million, of which $98.9 million was funded backlog.

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

Forward-Looking Business Trends

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

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. Current general economic conditions, while improving, may continue to experience volatility due to the COVID-19 pandemic, which resulted in both market size contractions due to economic slowdowns and government restrictions on movement during the height of the pandemic. We are monitoring the evolving situation related to COVID-19, and we continue to work with our stakeholders to assess further possible implications to our business. We intend to continue with employee safety measures to ensure that we can continue our operations and take other actions where appropriate to mitigate other adverse consequences. Although we cannot currently predict the overall impact of COVID-19, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows. However, we have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. For the three months ended December 31, 2022, the COVID-19 pandemic did not have a material impact to revenues and operating income.

Further, due to our ability to continue to perform on our contract portfolio and generate cash flow, we do not presently expect nor have experienced liquidity constraints related to COVID-19. We are presently in compliance with all covenants in our secured term loan and have access to a secured revolving line of credit to meet any short-term cash needs that cannot be funded by operations. As such, mandatory demands on our cash flow remain low. Further, we have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Federal budget outlook for 2023

On December 29, 2022, the President signed into law the Consolidated Appropriations Act, 2023 to fund the Federal government for the remainder of the Federal government's 2023 fiscal year. Our customers' missions have received broad support from the legislative and executive branches of the Federal government. As such, we do not anticipate or expect any significant changes to our operations.

In addition, budget deficits and the growing U.S. national debt increase pressure on the U.S. government to reduce federal spending across all federal agencies. Presently, there is significant uncertainty about the size and timing of those reductions and the actions that Congress would pursue in order to resolve them. Current and future budget restrictions and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly in light of current uncertainty around Congressional efforts to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits.

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

Results of Operations

For the Three Months Ended December 31, 2022 as Compared to the Three Months Ended December 31, 2021

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue as follows (in thousands and percent):

	Three Months Ended
Consolidated Statements of Operations:	December 31, 2022		December 31, 2021		Change
Revenue	$72,738	100.0%	$152,801	100.0%	$(80,063)
Cost of operations:
Contract costs	57,256	78.7%	132,686	86.9%	(75,430)
General and administrative costs	7,424	10.2%	6,911	4.5%	513
Corporate development costs	1,735	2.4%	—	—%	1,735
Depreciation and amortization	2,402	3.3%	1,985	1.3%	417
Total operating costs	68,817	94.6%	141,582	92.7%	(72,765)
Income from operations	3,921	5.4%	11,219	7.3%	(7,298)
Interest expense	1,830	2.5%	672	0.4%	1,158
Income before provision for income taxes	2,091	2.9%	10,547	6.9%	(8,456)
Provision for income taxes	544	0.8%	2,743	1.8%	(2,199)
Net income	$1,547	2.1%	$7,804	5.1%	$(6,257)
Net income per share - basic	$0.12		$0.61		$(0.49)
Net income per share - diluted	$0.11		$0.55		$(0.44)

The following factors have affected our operating results for the first quarter of fiscal year 2023 as compared to the first quarter of our 2022 fiscal year:

•During the quarter ended December 31, 2022, we acquired GRSi. From the date of this acquisition, we have received the benefit of additional revenue, as well as incurred additional operating costs. In addition, we amended and restated our credit facility to fund the acquisition of GRSi and the cost of servicing this debt has resulted in an increase in our interest expense.

•Our results of operations for the quarter ended December 31, 2021 included revenues of approximately $91.1 million derived from the two task orders awarded under a FEMA contact to support the State of Alaska in its response to the COVID-19 pandemic. These task orders were completed during the quarter ended March 31, 2022 and there was no comparable revenue contribution from this work during the 2022 period.

Due to these developments, in the “Non-GAAP Financial Measures” section below, we have included a discussion of our adjusted financial performance to present our financial performance for the quarters ended December 31, 2022 and 2021 without the impacts of the GRSi acquisition and the FEMA task orders.

Revenue

Revenue for the three months ended December 31, 2022 was $72.7 million, a decrease of $80.1 million or 52.4% over the prior year period. The decrease in revenue is primarily due to the $91.1 million revenue contribution in the quarter ended December 31, 2021 from two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19 in the first quarter of fiscal 2022. These tasks orders were completed during the quarter ended March 31, 2022.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended December 31, 2022, contract costs decreased by approximately $75.4 million, principally due to the direct costs incurred during the prior year period associated with the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19 in the first quarter of fiscal 2021.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $0.5 million, primarily due to the inclusion of GRSi. Corporate development costs in 2022 were due to the GRSi acquisition and include due diligence costs, such as legal and accounting fees.

For the three months ended December 31, 2022, depreciation and amortization costs were approximately $0.2 million and $2.2 million, respectively, as compared to approximately $0.3 million and $1.6 million for the prior fiscal year period. The increase in amortization of $0.6 million was principally due to the acquired definite-lived intangible assets of GRSi.

Interest Expense

Interest expense includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended December 31, 2022 and 2021, interest expense was approximately $1.8 million and $0.7 million, respectively. The increase in interest expense was primarily due to the borrowing required to finance the GRSi acquisition.

Provision for Income Taxes

For the three months ended December 31, 2022 and 2021, DLH recorded a $0.5 million and $2.7 million provision for tax expense, respectively. The effective tax rate for the three months ended December 31, 2022 and 2021 was 26% and 26%, respectively.

Non-GAAP Financial Measures

The Company uses Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") and EBITDA Margin on Revenue as supplemental non-GAAP measures of performance. We define EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes and (iii) depreciation and amortization. EBITDA Margin on Revenue is EBITDA for the measurement period divided by revenue for the same period.

The Company is presenting additional non-GAAP measures to describe the impact on its financial performance from the acquisition of GRSi for the three months ended December 31, 2022 and the two short-term FEMA task orders for the three months ended December 31, 2021. The measures presented are Adjusted Revenue, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA, and Adjusted EBITDA Margin on Adjusted Revenue. In calculating these measures, we have removed the contribution from GRSi, including the corporate and incremental borrowing costs associated with completing the acquisition, as well as the FEMA task orders. These resulting measures present the quarterly financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth below.

We prepare these additional non-GAAP measures to eliminate the impact of items that we do not consider indicative of ongoing operating performance due to their inherent unusual or extraordinary nature. These non-GAAP measures of performance are used by management to conduct and evaluate its business during its review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We believe that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance.

These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Revenue, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Adjusted Revenue are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate each adjustment in our reconciliation to the nearest GAAP financial measures and (ii) use the aforementioned non-GAAP measures in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP. We have defined these non-GAAP measures as follows:

“Adjusted Revenue” represents revenue less the contribution to revenue from the short term FEMA task orders and the contribution to revenue from GRSi for the period following the closing of the acquisition.

“Adjusted Operating Income” represents operating income less the contribution from GRSi, including the corporate and incremental borrowing costs associated with completing the acquisition, as well as the FEMA task orders.

“Adjusted Net Income” represents net income less the contribution from GRSi, including the corporate and incremental borrowing costs associated with completing the acquisition, as well as the FEMA task orders.

“Adjusted Diluted EPS” represents diluted EPS calculated using Adjusted Net Income as opposed to net income.

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization and the contribution from GRSi, including the corporate and incremental borrowing costs associated with completing the acquisition, as well as the FEMA task orders. “Adjusted EBITDA Margin on Adjusted Revenue” is calculated as Adjusted EBITDA divided by Adjusted Revenue.

Below is a reconciliation of Adjusted Revenue, Adjusted Operating Income, Adjusted Net Income, Adjusted diluted earnings per share, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue and Adjusted EBITDA Margin on Adjusted Revenue reported for the three months ended December 31, 2022 and 2021 compared to the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands except for per share amounts):

	2022	2021	Change
Adjusted Revenue
Revenue	$72,738	$152,801	$(80,063)
Less: acquired revenue (a)	6,878	—	6,878
Less: FEMA task orders to support Alaska (b)	—	91,125	(91,125)
Adjusted Revenue	$65,860	$61,676	$4,184

Adjusted Operating Income
Operating Income	$3,921	$11,219	$(7,298)
Corporate development costs (c)	1,735	—	1,735
Less: acquired operating income (a)	346	—	346
Less: FEMA task orders to support Alaska (b)	—	6,346	(6,346)
Adjusted Operating Income	$5,310	$4,873	$437

Adjusted Net Income
Net income	$1,547	$7,804	$(6,257)
Corporate development costs (c)	1,735	—	1,735
Incremental financing costs (d)	1,352	—	1,352
Less: acquired operating income (a)	346	—	346
Less: FEMA task orders to support Alaska (b)	—	6,346	(6,346)
Adjustments for tax effect (e)	(713)	1,650	(2,363)
Adjusted Net Income	$3,575	$3,108	$467

Adjusted Diluted earnings per share
Weighted average diluted shares outstanding	14,276	14,295	(19)
Diluted earnings per share	$0.11	$0.55	$(0.44)
Adjusted net income per diluted share	$0.25	$0.22	$0.03

EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue & Adjusted EBITDA Margin on Adjusted Revenue
Net Income	$1,547	$7,804	$(6,257)
Depreciation and amortization	2,402	1,985	417
Interest expense	1,830	672	1,158
Provision for income taxes	544	2,743	(2,199)
EBITDA	$6,323	$13,204	$(6,881)
Corporate development costs (c)	1,735	$—	1,735
Less: acquired EBITDA (f)	$858	$—	858
Less: FEMA task order to support Alaska (b)	$—	$6,346	(6,346)
Adjusted EBITDA	$7,200	$6,858	$342
Net income margin on Revenue	2.1%	5.1%
EBITDA Margin on Revenue	8.7%	8.6%
Adjusted EBITDA Margin on Adjusted Revenue	10.9%	11.1%

(a): Represents the operating results for GRSi following the closing of the acquisition on December 8, 2022 to December 31, 2022 Operating income for GRSi is derived by subtracting from the revenue attributable to GRSi following the closing of the acquisition during the three months ended December 31, 2022 of $6.9 million the following amounts associated with GRSi: contract costs of $5.4 million, general & administrative costs of $0.6 million, amortization expense of $0.5 million.

(b): Represents the operating results for the FEMA task orders during the during three months ended December 31, 2021. Operating income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended December 31, 2021 of $91.1 million the following amounts associated with such task orders: contract costs of $84.2 million and general & administrative costs of $0.6 million.

(c): Represents corporate development costs we incurred to complete the GRSi transaction. These costs primarily include legal counsel, financial due diligence, customer market analysis and representation and warranty insurance premiums.

(d): Incremental interest expense incurred following the completion of the GRSi acquisition on December 8, 2022.

(e): Reflects the tax effect of adjustments at the effective tax rate of 26%, which approximates our blended federal and state tax rates.

(f): Reflects operating income of GRSi following the closing of the acquisition of $0.4 million and depreciation and amortization expense of $0.5 million.

Liquidity and capital management

As of December 31, 2022, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2022, we have $31.2 million of available borrowing capacity on the revolving line of credit and have an outstanding balance of $16.9 million.

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

A summary of the change in cash is presented below for the three months ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Net cash provided by (used in) operating activities	$7,973	$(16,155)
Net cash used in investing activities	(180,342)	—
Net cash provided by (used in) financing activities	173,505	(3,675)
Net change in cash	$1,136	$(19,830)

The cash used in investing activity was primarily due to the acquisition of GRSi and the purchase of capital assets purchased during the three months ended December 31, 2022. Cash provided by financing activities was $173.5 million during the three months ended December 31, 2022 and were deployed to finance the GRSi acquisition. We intend to continue using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash

As of December 31, 2022, our immediate sources of liquidity include cash of approximately $1.4 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2022, we had unused borrowing capacity of $31.2 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended December 31, 2022 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$186.4	SOFR* + 4.2%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$16.9	SOFR* + 4.2%	December 8, 2027

*SOFR as of December 31, 2022 was 4.23%.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter-party. The notional amount in the floating-to-fixed interest rate swap as of December 31, 2022 is $16.2 million and matures in 2024. The remaining outstanding balance of our term loan is subject to interest rate fluctuations.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at December 31, 2022 of $16.9 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of December 31, 2022

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$203,377	$31,189	$34,438	$137,750	$—
Facility operating leases	26,544	4,578	8,116	5,910	7,940
Equipment operating leases	114	83	31	—	—
Total contractual obligations	$230,035	$35,850	$42,585	$143,660	$7,940

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, stock-based compensation, and measurement of loss development on workers' compensation claims. In addition, the Company estimates overhead charges and allocates such charges throughout the year. Actual results could differ from those estimates. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 2 of the notes to our consolidated financial statements contained elsewhere in this report.

Revenue Recognition

We recognize revenue over time when there is a continuous transfer of control to our customer. For our U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For services contracts, we satisfy our performance obligations as services are rendered. We use cost-based input and time-based output methods to measure progress.

For time and materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For firm fixed price contracts, the consideration received for our performance is set at a predetermined price. Revenue for our firm fixed price contracts is recognized over time using a straight-line measure of progress or using the percentage-of-completion method whereby progress toward completion is based on a comparison of actual costs incurred to total estimated costs to be incurred over the contract term. Contract costs are expensed as incurred. Estimated losses are recognized when identified.

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter-party. The notional amount in the floating-to-fixed interest rate swap is $16.2 million for the current quarter and the remaining outstanding balance of our secured term loan is subject to interest rate fluctuations. Following the close of the quarter, we entered into an additional floating-to-fixed interest rate swap. The notional amount of the interest rate swap increased to $112.2 million with the remaining balance of debt subject to floating interest rates. The fixed rate is 4.10% plus applicable credit spread and the swap matures in 2026.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.9 million per year. As of December 31, 2022, the interest rate on the floating interest rate debt was 8.43%.

ITEM 4:         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

With the exception of the matter described below there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In December 2022, we acquired Grove Resource Solutions, LLC and are in the process of integrating this business into our existing control environment.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2022 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Other than as described below, we believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Risks related to our acquisition of GRSi

Our indebtedness following the completion of the GRSi acquisition is significant and could adversely affect our business and our ability to meet our obligations. In connection with the GRSi acquisition, we incurred significant additional indebtedness. Our new indebtedness contains financial or other covenants that limit our operational flexibility. In addition, the increased indebtedness of the Company following the GRSi acquisition could adversely affect us in a number of other ways, including:

• causing us to be less able to take advantage of business opportunities, such as other acquisition opportunities, and to         react to changes in market or industry conditions;

• increasing our vulnerability to adverse economic, industry, or competitive developments;

• affecting our ability to pay or refinance debts as they become due during adverse economic, financial market, and industry conditions;

• requiring us to use a larger portion of cash flow for debt service, reducing funds available for other purposes;

• decreasing our profitability and/or cash flow;

• causing us to be disadvantaged compared to competitors with less leverage; and

• limiting our ability to borrow additional funds in the future to fund working capital, capital expenditures, and other general corporate purposes.

We may experience difficulties in integrating our operations with those of GRSi and realizing the expected benefits of these acquisitions. Although we currently anticipate that the GRSi acquisition will be accretive to earnings per share in fiscal 2024, this expectation is based on assumptions about our business and preliminary estimates, which may change materially. The benefits of the acquisition will depend, in part, on our ability to successfully combine the businesses of DLH and GRSi and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame or may never realize these benefits and the value of our common stock may be harmed. The acquisition involves the integration of GRSi’s business with our existing business, which is expected to be a costly and time-consuming process. The integration may result in material challenges, including, without limitation:

• Our management might have its attention diverted from ongoing business concerns while trying to integrate these operations, and we could experience performance shortfalls as a result of the devotion of management’s attention to the integration efforts.

• The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could materially adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transactions, and could harm our financial performance.

• We could encounter unanticipated issues in integrating information technology, communications and other systems that could harm our financial performance.

• If we are unable to successfully or timely integrate our operations with those of GRSi, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the acquisition, and our business, results of operations, and financial condition could be materially adversely affected.

In connection with the acquisition, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition, and results of operations. Although we have conducted extensive due diligence on GRSi in connection with the acquisition, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through customary due diligence, or that factors outside of our control will not later arise. We have also purchased representations and warranties insurance in connection with the acquisition, but there is no assurance that those policies will cover any losses we might experience from breaches of the sellers’ representations and warranties or otherwise arising from the acquisition. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the acquisition, purchase accounting, and the proposed operation of the combined company after closing, we may be required to take write-offs or write-downs, restructuring and impairment or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition and results of operations after closing of the acquisition.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

Registrant Repurchases of Securities

In November 2022, in connection with exercise of employee stock options, a holder of options surrendered to the company a total of 67,208 shares of our common stock already owned by the holder in consideration of the payment of the exercise price of such options and related tax obligations. Such event is reflected on the table below.

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
November 2022	67,208	$13.02	—	—

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

2.1	Equity Purchase Agreement among DLH Holdings Corp., Grove Resource Solutions, LLC, the Equityholders, Omega D and D Corporation, and the Representative of the Equityholders.	8-K	12/14/2022	2.1

10.1	Second Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, Grove Resource Solutions, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto	8-K	12/14/2022	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

Date: February 8, 2023