Form 10-Q
period 2023-03-31
DLH Holdings Corp.
filed 2023-05-03
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,824,733 shares of Common Stock, par value $0.001 per share, were outstanding as of May 3, 2023.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue	$99,417	$108,699	$172,155	$261,500
Cost of operations:
Contract costs	78,238	88,831	135,494	221,517
General and administrative costs	10,693	7,733	18,117	14,644
Corporate development costs	—	—	1,735	—
Depreciation and amortization	4,535	1,881	6,937	3,866
Total operating costs	93,466	98,445	162,283	240,027
Income from operations	5,951	10,254	9,872	21,473
Interest expense	4,765	554	6,595	1,226
Income before provision for income taxes	1,186	9,700	3,277	20,247
Provision for income taxes	381	2,522	925	5,265
Net income	$805	$7,178	$2,352	$14,982

Net income per share - basic	$0.06	$0.56	$0.17	$1.17
Net income per share - diluted	$0.06	$0.50	$0.16	$1.04
Weighted average common stock outstanding
Basic	13,759	12,778	13,530	12,763
Diluted	14,600	14,442	14,447	14,368

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	March 31, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$137	$228
Accounts receivable	67,021	40,496
Other current assets	3,513	2,878
Total current assets	70,671	43,602
Equipment and improvements, net	1,558	1,704
Operating lease right-of-use assets	18,754	16,851
Goodwill	138,301	65,643
Intangible assets, net	133,109	40,884
Other long-term assets	183	328
Total assets	$362,576	$169,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$3,452	$2,235
Accrued payroll	17,279	9,444
Debt obligations - current, net of deferred financing costs	33,267	—
Accounts payable and accrued liabilities	25,066	26,862
Total current liabilities	79,064	38,541
Long-term liabilities:
Deferred taxes, net	1,203	1,534
Operating lease liabilities - long-term	17,337	16,461
Debt obligations - long-term, net of deferred financing costs	162,636	20,416
Other long-term liabilities	396	—
Total long-term liabilities	181,572	38,411
Total liabilities	260,636	76,952
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 13,793 and 13,047 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	14	13
Additional paid-in capital	98,584	91,057
Retained earnings	3,342	990
Total shareholders’ equity	101,940	92,060
Total liabilities and shareholders' equity	$362,576	$169,012

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$2,352	$14,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,937	3,866
Amortization of deferred financing costs charged to interest expense	904	319
Stock-based compensation expense	1,352	1,309
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	(28,705)
Other current assets	719	666
Accrued payroll	8	3,339
Deferred revenue	—	(22,273)
Accounts payable and accrued liabilities	(4,757)	11,600
Other long-term assets and liabilities	404	82
Net cash provided by (used in) operating activities	6,862	(14,815)
Investing activities
Business acquisition, net of cash acquired	(180,711)	—
Purchase of equipment and improvements	(463)	(89)
Net cash used in investing activities	(181,174)	(89)
Financing activities
Proceeds from revolving line of credit	32,594	13,500
Repayment of revolving line of credit	(11,264)	(13,500)
Proceeds from debt obligations	168,000	—
Repayments of debt obligations	(7,125)	(9,250)
Payments of deferred financing costs	(7,622)	—
Proceeds from issuance of common stock upon exercise of options and warrants	287	462
Payment of tax obligations resulting from net exercise of stock options	(649)	—
Net cash provided by (used in) financing activities	174,221	(8,788)

Net change in cash	(91)	(23,692)
Cash - beginning of period	228	24,051
Cash - end of period	$137	$359

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,714	$896
Cash paid during the period for income taxes	$3,202	$3,482

Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$238	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
(unaudited)	Shares	Amount
Six Months Ended March 31, 2023
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,538	—	6,539
Expense related to director restricted stock units	—	—	359	—	359
Expense related to employee stock-based compensation	—	—	993	—	993
Exercise of stock options	286	—	287	—	287
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	2,352	2,352
Balance at March 31, 2023	13,793	$14	$98,584	$3,342	$101,940
Three Months Ended March 31, 2023
Balance at December 31, 2022	13,757	$14	$97,958	$2,537	$100,509
Fair value adjustment related to the issuance of common stock in a business combination	—	—	(461)	—	(461)
Expense related to director restricted stock units	—	—	179	—	179
Expense related to employee stock-based compensation	—	—	621	—	621
Exercise of stock options	36	—	287	—	287
Net income	—	—	—	805	805
Balance at March 31, 2023	13,793	$14	$98,584	$3,342	$101,940

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Six Months Ended March 31, 2022
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	324	—	324
Expense related to employee stock-based compensation	—	—	985	—	985
Exercise of stock options	26	—	262	—	262
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	14,982	14,982
Balance at March 31, 2022	12,794	$13	$89,664	$(7,316)	$82,361
Three Months Ended March 31, 2022
Balance at December 31, 2021	12,768	$13	$88,593	$(14,494)	$74,112
Expense related to director restricted stock units	—	—	162	—	162
Expense related to employee stock-based compensation	—	—	647	—	647
Exercise of stock options	26	—	262	—	262
Net income	—	—	—	7,178	7,178
Balance at March 31, 2022	12,794	$13	$89,664	$(7,316)	$82,361

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2023

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023 or any future period. Amounts as of and for the three and six months ended March 31, 2023 and March 31, 2022 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on December 5, 2022.

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

Revenue

The Company's revenues from contracts with customers are derived from offerings that include technology-enabled business process outsourcing, program management solutions, and public health research and analytics, substantially within the U.S. government and its agencies. The Company has various types of contracts including time-and-materials contracts, cost-reimbursable contracts, and firm-fixed-price contracts.

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

Provision for Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2023 or September 30, 2022. We report interest and penalties as a component of provision for income taxes. During the three and six months ended March 31, 2023 and March 31, 2022, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2023 or September 30, 2022.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of March 31, 2023 and September 30, 2022, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of March 31, 2023 and September 30, 2022, the Company has not issued any preferred stock.

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

4. Business Combination

Acquisition of Grove Resource Solutions, LLC

On December 8, 2022, the Company acquired 100% of the equity interests of Grove Resource Solution, LLC ("GRSi") for a purchase price of $188.0 million, inclusive of the working capital adjustment completed and paid during this fiscal quarter. The acquisition was financed through a combination of:

•borrowings of $181.5 million under the Company’s amended and restated credit facility; and
•common stock issued of approximately 0.5 million shares, which were valued at $6.5 million in the aggregate, based on the shares issued to the previous owners as determined by the equity purchase agreement and the stock price on the acquisition date.

The acquisition of GRSi was consistent with the Company’s growth strategy, as it provided contract diversification, addition of key capabilities and increased presence in the military health market. The estimated goodwill derived from this transaction is primarily due to these attributes.

The Company has used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The purchase price for GRSi was $188.0 million adjusted to reflect acquired cash, assumed liabilities and net working capital adjustments.

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

In accordance with ASU 2017-01, the Company evaluated the transaction as an acquisition of a business. The Company has assessed the acquisition price to the fair value of the assets and liabilities of GRSi at the acquisition date. Based on the unaudited financial statements of GRSi on December 8, 2022, we accounted for the total acquisition consideration and allocation of fair value of the related assets and liabilities as follows (in thousands):

Purchase price for GRSi	$187,997

Purchase price allocation:
Cash	747
Accounts receivable	25,468
Other current assets	1,354
Accounts payable and accrued expenses	(2,449)
Payroll liabilities	(7,826)
Other current liabilities	(325)
Equipment and improvements, net	463
Other long-term assets and liabilities	(781)
Intangible assets	98,688
Total identifiable net assets acquired	115,339

Goodwill	$72,658

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

During the three months ended March 31, 2023, following the completion of the acquisition, GRSi contributed approximately $32.6 million of revenue and $2.0 million of income from operations.

The following table presents certain results for the three and six months ended March 31, 2023 and 2022 as though the acquisition of GRSi had occurred on October 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of GRSi for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•The impact of recording GRSi's intangible asset amortization.
•The impact of interest expense for the new credit facility.
•The removal of legacy GRSi director's fees.
•The removal of transaction costs for the acquisition incurred by GRSi.

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
Pro forma results	2023	2022	2023	2022
Revenue	$99,417	$134,615	$199,240	$313,469
Net income (loss)	805	4,001	2,945	10,852

Number of shares outstanding - basic	13,759	12,778	13,530	12,763
Number of shares outstanding - diluted	14,600	14,442	14,447	14,368

Basic earnings per share (loss)	$0.06	$0.31	$0.22	$0.85
Diluted earnings per share (loss)	$0.06	$0.28	$0.20	$0.76

5. Revenue Recognition

The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Contract assets	$19,907	$7,682

Contract assets are included presented as part of the accounts receivables on the consolidated balances sheets. Contract liabilities are presented as deferred revenue, which had a $0 balance for the as of March 31, 2023 and September 30, 2022.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer for the three and six months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Department of Veterans Affairs	$34,883	$30,733	$68,591	$58,926
Department of Health and Human Services	38,204	27,584	65,509	50,710
Department of Defense	18,972	8,460	29,235	16,955
Department of Homeland Security	126	39,978	293	131,306
Other	7,232	1,944	8,527	3,603
Total	$99,417	$108,699	$172,155	$261,500

Revenue by contract type for the three and six months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Time and Materials	$53,803	$85,860	$102,794	$218,400
Cost Reimbursable	17,260	12,275	29,840	22,385
Firm Fixed Price	28,354	10,564	39,521	20,715
Total	$99,417	$108,699	$172,155	$261,500

Revenue by whether the Company acts as a prime contractor or a subcontractor for the three and six months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Prime Contractor	$93,826	$100,012	$161,807	$246,119
Subcontractor	5,591	8,687	10,348	15,381
Total	$99,417	$108,699	$172,155	$261,500

6. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Operating lease right-of-use assets	$18,754	$16,851

Operating lease liabilities, current	$3,452	$2,235
Operating lease liabilities - long-term	17,337	16,461
Total operating lease liabilities	$20,789	$18,696

As of March 31, 2023, operating leases for facilities and equipment have remaining lease terms of less than 1 to 7.9 years.

For the three and six months ended March 31, 2023 and 2022, total lease costs for our operating leases as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating	$1,098	$863	$2,045	$1,815
Short-term	27	25	70	52
Variable	32	27	63	45
Sublease income (a)	(71)	(50)	(142)	(119)
Total lease costs	$1,086	$865	$2,036	$1,793

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

The Company's future minimum lease payments as of March 31, 2023 as follows (in thousands):

For the Fiscal Year Ending September 30,
2023 (remaining)	$2,324
2024	4,611
2025	3,928
2026	3,700
2027	2,627
Thereafter	8,672
Total future lease payments	25,862
Less: imputed interest	(5,073)
Present value of future minimum lease payments	20,789
Less: current portion of operating lease liabilities	(3,452)
Long-term operating lease liabilities	$17,337

At March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate are 6.4 years and 6.4% respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases for the six months ended March 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	2,171	$1,729
Lease liabilities arising from obtaining right-of-use assets	3,541	$—

7. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Billed receivables	$47,114	$32,814
Contract assets	19,907	7,682
Allowance for doubtful accounts	—	—
Accounts receivable	$67,021	$40,496

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Prepaid insurance and benefits	$2,060	$737
Prepaid licenses and other expenses	297	$1196
Other receivables	1,156	945
Other current assets	$3,513	$2,878

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Furniture and equipment	$877	$893
Computer equipment	5,006	2,316
Computer software	1,733	4,407
Leasehold improvements	1,880	1,614
Total equipment and improvements	9,496	9,230
Less: accumulated depreciation and amortization	(7,938)	(7,526)
Equipment and improvements, net	$1,558	$1,704

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense was $0.4 million and $0.6 million for the six months ended March 31, 2023 and 2022, respectively.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Intangible assets
Customer contracts and related customer relationships	$113,622	$47,044
Covenants not to compete	637	522
Trade name	13,034	3,051
Backlog	37,249	15,237
Total intangible assets	164,542	65,854
Less: accumulated amortization
Customer contracts and related customer relationships	(24,186)	(19,731)
Covenants not to compete	(346)	(316)
Trade name	(1,525)	(1,048)
Backlog	(5,376)	(3,875)
Total accumulated amortization	(31,433)	(24,970)
Intangible assets, net	$133,109	$40,884

Amortization expense was $4.3 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was $6.5 million and $3.3 million for the six months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the estimated amortization expense per fiscal year as follows (in thousands):

2023 (remaining)	$8,193
2024	16,386
2025	16,386
2026	15,652
2027	14,624
Thereafter	61,868
Total amortization expense	$133,109

Goodwill

The change in the carrying amount of goodwill as follows presented on our consolidated balance sheets as follows (in thousands):

Balance at September 30, 2022	$65,643
Increase from GRSi acquisition (a)	72,658
Balance at March 31, 2023	$138,301

Ref (a) The Company has completed its valuation assessment of the GRSi acquisition. Please refer to Note 4 for more information.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Accounts payable	$14,182	$11,886
Accrued benefits	4,341	3,857
Accrued bonus and incentive compensation	1,897	3,625
Accrued workers' compensation insurance	2,602	4,880
Other accrued expenses	2,044	2,614
Accounts payable and accrued liabilities	$25,066	$26,862

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2023	2022
Secured revolving line of credit	$21,330	$—
Secured term loan	182,875	22,000
Less: unamortized deferred financing costs	(8,302)	(1,584)
Net bank debt obligations	195,903	20,416
Less: current portion of debt obligations, net of deferred financing costs	(33,267)	—
Long-term portion of debt obligations, net of deferred financing costs	$162,636	$20,416

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the three and six months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest expense (a)	$4,160	$386	$5,714	$907
Amortization of deferred financing costs (b)	605	168	881	319
Interest expense	$4,765	$554	$6,595	$1,226

(a) Interest expense on borrowing.
(b) Amortization of expenses related to secured term loan and secured revolving line of credit.

8. Credit Facilities

A summary of our credit facilities as of March 31, 2023 and September 30, 2022 is as follows (in millions):

March 31, 2023			September 30, 2022
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$182.9	SOFR* + 4.2%	Secured term loan due September 30, 2025	$22.0	LIBOR + 2.5%
Secured revolving line of credit (b) due December 8, 2027	$21.3	SOFR* + 4.2%	Secured Revolving line of Credit due September 20, 2025	$—	LIBOR + 2.5%

*Secured Overnight Financing Rate ("SOFR") as of March 31, 2023 was 4.81%.
On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter-party. The notional amount in the floating-to-fixed interest rate swap as of March 31, 2023 is $16.2 million, matures in 2024, and the fixed rate is 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of March 31, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.1%. The total floating-to-fixed swap balance as of March 31, 2023 is $112.2 million. As a result of entering these agreements, for the six months ended March 31, 2023, interest expense has been decreased by approximately $0.3 million.
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

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million each for fiscal years 2023 and 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.8 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made a mandatory prepayment of $3.6 million during the quarter ended March 31, 2023 bringing the outstanding principal balance on the secured term loan to $182.9 million. We have satisfied mandatory principal amortization until March 31, 2023.

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

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of March 31, 2023 we had unused borrowing capacity of $27.3 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter, but had an outstanding balance at March 31, 2023 of $21.3 million

The Company's total borrowing availability, based on eligible accounts receivable at March 31, 2023, was $70.0 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of December 8, 2027 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2023, there were 0.8 million shares available for grant under the 2016 Omnibus Equity Incentive Plan.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our consolidated statements of operations for the three and six months ended March 31, 2023 and 2022 as follows (in thousands):

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
DLH employees (a)	$621	$647	$993	$985
Non-employee directors (b)	179	162	359	324
Total stock option expense	$800	$809	$1,352	$1,309

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs totaled 337,578 and 161,485 issued and outstanding at March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, 197,174 RSUs were granted to Executive Officers. Of the RSUs granted, 141,892 have performance-based vesting criteria and the remaining 55,282 have service-based vesting criteria. Utilizing a volatility of 50% along with assumptions of a 3-year term and the performance vesting criteria results in an indicated range of value, the RSUs granted during the quarter ended March 31, 2023, as follows using the Monte Carlo Method.

				Volatility
				50%

				Calculated
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Fair Value
January 27, 2023	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2022	3	$3.51
January 27, 2023	Stock price	Stock price is at least $33.21 per share average for the 30 days prior to the end of the performance period	3	$2.92
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 50,367 and 53,510 restricted stock units were issued and outstanding at March 31, 2023 and 2022, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Unrecognized expense for DLH employees (a)	$8,575	$5,982
Unrecognized expense for non-employee directors	359	324
Total unrecognized expense	$8,934	$6,306

(a) On a weighted average basis, the unrecognized expense for the three months ended March 31, 2023 is expected to be recognized within the next 4.1 years.

Stock option activity for the six months ended March 31, 2023

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2022	2,392	$7.05	5.40	$13,566
Granted (a)	400	11.66	—	—
Exercised	(286)	1.84	—	—
Cancelled	(40)	10.12	—	—
Options outstanding, March 31, 2023	2,466	$8.35	6.20	$9,071

Ref (a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the quarter ended March 31, 2023, as follows using the Monte Carlo Method.

Volatility
50%
			Vesting	Expected
	Strike	Stock	Threshold	Term	Calculated
Grant Date	Price	Price	Price	(Years)	Fair Value
January 26, 2023	$11.66	$11.66	$15.00	10	$7.41

Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the periods ended as follows (shares in thousands):

	March 31,	September 30,
	2023	2022
Vested and exercisable (a)	1,841	2,117
Unvested (b)	625	275
Options outstanding	2,466	2,392

(a) The weighted average exercise price of vested and exercisable shares was $6.67 and $5.86 at March 31, 2023 and September 30, 2022, respectively. Aggregate intrinsic value was approximately $9.1 million and $13.6 million at March 31, 2023 and September 30, 2022, respectively. The weighted average contractual term remaining was 5.1 years and 4.9 years at March 31, 2023 and September 30, 2022, respectively.

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

Earnings per share information is presented in the table below for the three and six months ended March 31, 2023 and 2022 as follows (in thousands except for per share amounts):

	(In thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Numerator:
Net income	$805	$7,178	$2,352	$14,982
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	13,759	12,778	13,530	12,763
Effect of dilutive securities:
Stock options and restricted stock	841	1,664	917	1,605
Denominator for diluted net income per share - weighted-average outstanding shares	14,600	14,442	14,447	14,368

Net income per share - basic	$0.06	$0.56	$0.17	$1.17
Net income per share - diluted	$0.06	$0.50	$0.16	$1.04

11. Commitments and Contingencies

Contractual obligations as of March 31, 2023 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2023	2024	2025	2026	2027	Thereafter
Debt obligations	$204,205	$17,804	$24,901	$19,000	$19,000	$23,750	$99,750
Facility operating leases	25,770	2,283	4,560	3,928	3,700	2,627	8,672
Equipment operating leases	92	42	50	—	—	—	—
Total contractual obligations	$230,067	$20,129	$29,511	$22,928	$22,700	$26,377	$108,422

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2023 and September 30, 2022 was $2.6 million and $4.9 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three and six months ended March 31, 2023 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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
Business and Markets Overview

DLH enhances public health and national security readiness missions through science, technology, cyber, and engineering solutions and services. We are primarily focused on improving and better deploying large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and Department of Homeland Security, ("DHS"). The following table summarizes revenue by customer for the three months ended March 31, 2023 and 2022 as follows (in thousands and percent):

	2023		2022
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$34,883	35.1%	$30,733	28.3%
Department of Health and Human Services	38,204	38.4%	27,584	25.4%
Department of Defense	18,972	19.1%	8,460	7.8%
Department of Homeland Security	126	0.1%	39,978	36.8%
Other customers with less than 10% share of total revenue	7,232	7.3%	1,944	1.7%
Total revenue	$99,417	100.0%	$108,699	100.0%

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

Acquisitions

On December 8, 2022, we acquired Grove Resource Solutions, LLC. ("GRSi") to increase future organic growth, diversify our customer base, and to expand into adjacent markets. GRSi provides research and development, systems engineering and integration, and digital transformations solutions to federal agencies, notably the National Institutes of Health ("NIH"), U.S. Navy and U.S. Marine Corps. For further information, refer to Note 4 of the accompanying notes to our consolidated financial statements contained elsewhere in this report.

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
•Nine contracts for pharmacy services, which represent revenues of approximately $39.4 million and $32.7 million for the six months ended March 31, 2023 and 2022, respectively, are currently operating under a bridge contract through October 2023.
•Seven contracts for logistics services, which represent approximately $29.2 million and $26.2 million of revenues for the six months ended March 31, 2023 and 2022, respectively, are currently operating under a bridge contract through November 2023.

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

The Company's contract with HHS in support of its Head Start program generated $17.6 million and $15.7 million of its revenue for the six months ended March 31, 2023 and 2022, respectively. This contract has a period of performance through April 2025.

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

Backlog

At March 31, 2023, our backlog was approximately $940.6 million, of which $132.0 million was funded backlog. At September 30, 2022, our backlog was approximately $482.5 million, of which $98.9 million was funded backlog.

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

COVID-19 impact

We are exposed to and impacted by macroeconomic factors and U.S. government policies. While impacts due to the COVID-19 virus have notably decreased and general economic conditions have improved, we continue to monitor COVID-19 matters and continue to work with our stakeholders to assess further possible implications to our business. We intend to continue with appropriate employee safety measures when warranted to ensure that we can continue our operations and take other actions where appropriate to mitigate other adverse consequences. Although we cannot currently predict the future course or overall impact of COVID-19, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows. However, we have seen continued demand for the services we provide under our current contract portfolio as the services we provide are largely deemed essential. For the three months ended March 31, 2023, the COVID-19 pandemic did not have a material impact to revenues and operating income.

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

Federal budget outlook for 2024

On March 9, 2023, President Biden's administration released its budget request for fiscal year 2024. The administration's budget had several focus areas:
•Lowering health care costs and expand access to healthcare
•Expanding access to affordable, high-quality early child care and learning
•Investing in cutting edge technologies
•Improving our global security posture

Over the coming months, the administration will work with Congressional leaders to develop legislation that will fund the federal government's fiscal 2024 operations. We believe that the services and capabilities we provide are key to the federal government executing its missions and meeting its strategic missions and goals.

While appropriations measures passed in December 2022 provide full funding for the federal government through the end of government fiscal year 2023, it is uncertain when in any particular government fiscal year that appropriations bills will be passed. In addition, in January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury is currently operating under “extraordinary measures.”

Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed-price contracts, inability to increase or suspend the Federal debt ceiling, and potential government shutdowns.

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

Results of Operations

For the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue as follows (in thousands and percent):

	Three Months Ended
Consolidated Statements of Operations:	March 31, 2023		March 31, 2022		Change
Revenue	$99,417	100.0%	$108,699	100.0%	$(9,282)
Cost of operations:
Contract costs	78,238	78.7%	88,831	81.8%	(10,593)
General and administrative costs	10,693	10.8%	7,733	7.1%	2,960
Depreciation and amortization	4,535	4.5%	1,881	1.7%	2,654
Total operating costs	93,466	94.0%	98,445	90.6%	(4,979)
Income from operations	5,951	6.0%	10,254	9.4%	(4,303)
Interest expense	4,765	4.8%	554	0.5%	4,211
Income before provision for income taxes	1,186	1.2%	9,700	8.9%	(8,514)
Provision for income taxes	381	0.4%	2,522	2.3%	(2,141)
Net income	$805	0.8%	$7,178	6.6%	$(6,373)
Net income per share - basic	$0.06		$0.56		$(0.50)
Net income per share - diluted	$0.06		$0.50		$(0.44)

The following factors have affected our operating results for the second quarter of fiscal year 2023 as compared to the second quarter of our 2022 fiscal year:

•During the quarter ended December 31, 2022, we acquired GRSi. From the date of this acquisition, we have received the benefit of additional revenue, as well as incurred additional operating costs. In addition, we amended and restated our credit facility to fund the acquisition of GRSi and the cost of servicing this debt has resulted in an increase in our interest expense.

•Our results of operations for the quarter ended March 31, 2022 included revenues of approximately $39.8 million derived from the two task orders awarded under a FEMA contact to support the State of Alaska in its response to the COVID-19 pandemic. These task orders were completed during the quarter ended March 31, 2022 and there was no comparable revenue contribution from this work during the 2023 period.

Due to these developments, in the “Non-GAAP Financial Measures” section below, we have included a discussion of our adjusted financial performance to present our financial performance for the quarters ended March 31, 2023 and 2022 without the impact of the FEMA task orders.

Revenue

Revenue for the three months ended March 31, 2023 was $99.4 million, a decrease of $9.3 million. The decrease in revenue is primarily due to the $39.8 million revenue contribution in the quarter ended March 31, 2022 from two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19 in the first quarter of fiscal 2022. These tasks orders were completed during the quarter ended March 31, 2022. Included in revenue for this quarter is $32.6 million contribution from the acquisition of GRSi.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended March 31, 2023, contract costs decreased by approximately $10.6 million, principally due to the direct costs incurred during the prior year period associated with the two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19 in the first quarter of fiscal 2021.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $3.0 million, primarily due to the inclusion of GRSi.

For the three months ended March 31, 2023, depreciation and amortization costs were approximately $0.2 million and $4.3 million, respectively, as compared to approximately $0.2 million and $1.6 million for the prior fiscal year period, respectively. The increase in amortization of $2.7million was principally due to the acquired definite-lived intangible assets of GRSi.

Interest Expense

Interest expense includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended March 31, 2023 and 2022, interest expense was approximately $4.8 million and $0.6 million, respectively. The increase in interest expense was primarily due to the borrowing required to finance the GRSi acquisition.

Provision for Income Taxes

For the three months ended March 31, 2023 and 2022, DLH recorded a $0.4 million and $2.5 million provision for tax expense, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 26% and 26%, respectively.

Results of Operations for the Six Months Ended March 31, 2023 and 2022

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change
Consolidated Statements of Operations:	March 31, 2023		March 31, 2022		$
Revenue	$172,155	100.0%	$261,500	100.0%	$(89,345)
Cost of operations:
Contract costs	135,494	78.7%	221,517	84.7%	(86,023)
General and administrative costs	18,117	10.5%	14,644	5.6%	3,473
Corporate development costs	1,735	1.0%	—	—%	1,735
Depreciation and amortization	6,937	4.0%	3,866	1.5%	3,071
Total operating costs	162,283	94.2%	240,027	91.8%	(77,744)
Income from operations	9,872	5.7%	21,473	8.2%	(11,601)
Interest expense	6,595	3.8%	1,226	0.5%	5,369
Income before provision for income taxes	3,277	1.9%	20,247	7.7%	(16,970)
Provision for income taxes	925	0.5%	5,265	2.0%	(4,340)
Net income	$2,352	1.4%	$14,982	5.7%	$(12,630)

Net income per share - basic	$0.17		$1.17		$(1.00)
Net income per share - diluted	$0.16		$1.04		$(0.88)

The following factors have affected our operating results for the six months ended March 31, 2023 as compared to the same period in the 2022 fiscal year:

•During the quarter ended December 31, 2022, we acquired GRSi. From the date of this acquisition, we have received the benefit of additional revenue, as well as incurred additional operating costs. In addition, we amended and restated our credit facility to fund the acquisition of GRSi and the cost of servicing this debt has resulted in an increase in our interest expense.

•Our results of operations for the six months ended March 31, 2022 included revenues of approximately $130.9 million derived from the two task orders awarded under a FEMA contact to support the State of Alaska in its response to the

COVID-19 pandemic. These task orders were completed during the quarter ended March 31, 2022 and there was no comparable revenue contribution from this work during the 2023 period.

Due to these developments, in the “Non-GAAP Financial Measures” section below, we have included a discussion of our adjusted financial performance to present our financial performance for the six months ended March 31, 2023 and 2022 without the impacts of the FEMA task orders and including the corporate development costs associated with the GRSi acquisition

Revenue

Revenue for the six months ended March 31, 2023 was $172.2 million, a decrease of $89.3 million over the prior year period. The decrease in revenue is due primarily to the completion of two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders was $130.9 million. The decrease in revenue was partially offset by the contribution from GRSi of $39.5 million

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the six months ended March 31, 2023, contract costs decreased by approximately $86.0 million principally due to the completion of two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased by approximately $3.5 million from the same period in the prior fiscal year. The increase was principally due to the inclusion of GRSi.

For the six months ended March 31, 2023, depreciation and amortization costs were approximately $0.4 million and $6.5 million, respectively, as compared to approximately $0.6 million and $3.3 million for the prior fiscal year period, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the six months ended March 31, 2023 and 2022, interest expense, net was approximately $6.6 million and $1.2 million, respectively. The increase in interest expense was primarily due to the borrowing required to finance the GRSi acquisition.

Income Tax Expense

For the six months ended March 31, 2023 and 2022, DLH recorded a $0.9 million and $5.3 million provision for tax expense, respectively. The effective tax rate for the six months ended March 31, 2023 and 2022 was 26% and 29%, respectively.

Non-GAAP Financial Measures

The Company uses EBITDA and EBITDA Margin on Revenue as supplemental non-GAAP measures of performance. We define EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes and (iii) depreciation and amortization. EBITDA Margin on Revenue is EBITDA for the measurement period divided by revenue for the same period.

The Company is presenting additional non-GAAP measures regarding its financial performance for the three and six months ended March 31, 2023. The measures presented are Adjusted Revenue, Adjusted Operating Income, Adjusted EBITDA, and Adjusted EBITDA Margin on Adjusted Revenue. In calculating these measures, we have added the corporate development costs associated with completing the GRSi acquisition to our results for fiscal year 2023 and we have removed the contribution from the FEMA task orders from the results for fiscal year 2022. These resulting measures present the quarterly financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth below.

We have prepared these additional non-GAAP measures to eliminate the impact of items that we do not consider indicative of ongoing operating performance due to their inherent unusual or extraordinary nature. These non-GAAP measures of performance are used by management to conduct and evaluate its business during its review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We believe that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance.

These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Further, the additional non-GAAP financial measures we presented for the first quarter of fiscal 2023 excluded the contribution from GRSi due to the truncated consolidation period. Since GRSi was part of the consolidated financial performance for the full second quarter, we have included their results in both the three and six month periods ended March 31, 2023. Adjusted Revenue, Adjusted Operating Income, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Adjusted Revenue are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate each adjustment in our reconciliation to the nearest GAAP financial measures and (ii) use the aforementioned non-GAAP measures in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP. We have defined these non-GAAP measures as follows:

“Adjusted Revenue” represents revenue less the contribution to revenue from the short-term FEMA task orders

“Adjusted Operating Income” represents operating income plus the corporate development costs associated with completing the GRSi acquisition incurred in fiscal 2023 less the contribution from the FEMA task orders, which occurred in fiscal 2022.

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization and the corporate costs associated with completing the acquisition, less the contribution from FEMA task orders. “Adjusted EBITDA Margin on Adjusted Revenue” is calculated as Adjusted EBITDA divided by Adjusted Revenue.

Below is a reconciliation of Adjusted Revenue, Adjusted Operating Income, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue and Adjusted EBITDA Margin on Adjusted Revenue reported for the three and six months ended March 31, 2023 and 2022 compared to the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands except for per share amounts):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2023	2022	Change	2023	2022	Change
Adjusted Revenue
Revenue	$99,417	$108,699	$(9,282)	$172,155	$261,500	$(89,345)
Less: FEMA task orders to support Alaska (a)	—	39,764	(39,764)	—	130,889	(130,889)
Adjusted Revenue	$99,417	$68,935	$30,482	$172,155	$130,611	$41,544

Adjusted Operating Income
Operating Income	$5,951	$10,254	$(4,303)	$9,872	$21,473	$(11,601)
Corporate development costs (b)	—	—	—	1,735	—	1,735
Less: FEMA task orders to support Alaska (c)	—	5,525	(5,525)	—	11,871	(11,871)
Adjusted Operating Income	$5,951	$4,729	$1,222	$11,607	$9,602	$2,005

EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue & Adjusted EBITDA Margin on Adjusted Revenue
Net Income	$805	$7,178	$(6,373)	$2,352	$14,982	$(12,630)
Depreciation and amortization	4,535	1,881	2,654	6,937	3,866	3,071
Interest expense	4,765	554	4,211	6,595	1,226	5,369
Provision for income taxes	381	2,522	(2,141)	925	5,265	(4,340)
EBITDA	$10,486	$12,135	$(1,649)	$16,808	$25,339	$(8,531)
Corporate development costs (b)	—	$—	—	1,735	$—	1,735
Less: FEMA task order to support Alaska (c)	$—	$5,525	(5,525)	$—	$11,871	(11,871)
Adjusted EBITDA	$10,486	$6,610	$3,876	$18,543	$13,468	$5,075
Net income margin on Revenue	0.8%	6.6%		1.4%	5.7%
EBITDA Margin on Revenue	10.5%	11.2%		9.8%	9.7%
Adjusted EBITDA Margin on Adjusted Revenue	10.5%	9.6%		10.8%	10.3%

(a): Represents revenue adjusted to exclude revenue from the short-term FEMA task orders during the three and six months ended March 31, 2022.

(b): Represents corporate development costs we incurred to complete the GRSi transaction. These costs primarily include legal counsel, financial due diligence, customer market analysis and representation and warranty insurance premiums.

(c): Adjusted operating income represents the Company’s consolidated operating income, determined in accordance with GAAP, adjusted to add the corporate development costs associated with the GRSi acquisition for fiscal year 2023 and adjusted to exclude the operating income derived from the FEMA task orders. Operating income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended March 31, 2022 of $39.8 million the following amounts associated with such task orders: contract costs of $33.7 million and general & administrative costs of $0.6 million. Similarly, for the six months ended March 31, 2022 operating income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $130.9 million the following amounts associated with such task orders: contract costs $117.9 million and general & administrative costs of $1.1 million.

Liquidity and capital management

As of March 31, 2023, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2023, we have $27.3 million of available borrowing capacity on the revolving line of credit and have an outstanding balance of $21.3 million.

The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit. DLH has not experienced any loss or denied any access to funds as a result of holding amounts in our bank accounts in excess to the FDIC limit. Our current investment and financing obligations are adequately satisfied by cash generated from operations and through access to our credit facility. Cash provided by operating activities is expected to be sufficient to support the Company's capital requirements and debt reduction goals.

A summary of the change in cash is presented below for the six months ended March 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Net cash provided by (used in) operating activities	$6,862	$(14,815)
Net cash used in investing activities	(181,174)	(89)
Net cash provided by (used in) financing activities	174,221	(8,788)
Net change in cash	$(91)	$(23,692)

The cash used in investing activities was primarily due to the acquisition of GRSi and the purchase of capital assets purchased during the six months ended March 31, 2023. Cash provided by financing activities was $174.2 million during the six months ended March 31, 2023 and were deployed to finance the GRSi acquisition. We intend to continue using cash to make debt prepayments in future quarters subject to available cash.

Sources of cash

As of March 31, 2023, our immediate sources of liquidity include cash of approximately $0.1 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2023, we had unused borrowing capacity of $27.3 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended March 31, 2023 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$182.9	SOFR* + 4.2%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$21.3	SOFR* + 4.2%	December 8, 2027

*SOFR as of March 31, 2023 was 4.81%.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter-party. The notional amount in the floating-to-fixed interest rate swap as of March 31, 2023 is $16.2 million, matures in 2024, and the fixed rate is 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of March 31, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.1%. The total floating-to-fixed swap balance as of March 31, 2023 is $112.2 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at March 31, 2023 of $21.3 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of March 31, 2023

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$204,205	$35,580	$35,625	$133,000	$—
Facility operating leases	25,770	4,637	7,962	5,668	7,503
Equipment operating leases	92	83	9
Total contractual obligations	$230,067	$40,300	$43,596	$138,668	$7,503

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

For time and materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For firm fixed price contracts, the consideration received for our performance is set at a predetermined price. Revenue for our firm fixed price contracts is recognized over time using a straight-line measure of progress. Contract costs are expensed as incurred. Estimated losses are recognized when identified.

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter-party. The notional amount in the floating-to-fixed interest rate swap is $16.2 million for the current quarter and the remaining outstanding balance of our secured term loan is subject to interest rate fluctuations. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of March 31, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.1%. The total notional amount for all the interest rate swaps is currently $112.2 million with the remaining balance of debt subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.9 million per year. As of March 31, 2023, the interest rate on the floating interest rate debt was 9.01%.

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

Changes in Internal Control over Financial Reporting

With the exception of the matter described below there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2022, in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

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

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	#	Form of performance-based restricted stock unit award granted January 27, 2023				X

10.2	#	Form of time-based restricted stock unit award granted January 27, 2023				X

31.1		Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2		Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: May 3, 2023