Form 10-Q
period 2023-06-30
DLH Holdings Corp.
filed 2023-08-02
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,899,969 shares of Common Stock, par value $0.001 per share, were outstanding as of July 31, 2023.

DLH HOLDINGS CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$102,241	$66,440	$274,385	$327,940
Cost of operations:
Contract costs	80,919	49,668	216,779	271,184
General and administrative costs	9,935	7,535	27,670	22,178
Corporate development costs	—	250	1,735	250
Depreciation and amortization	4,280	1,873	11,281	5,740
Total operating costs	95,134	59,326	257,465	299,352
Income from operations	7,107	7,114	16,920	28,588
Interest expense	4,917	512	11,512	1,739
Income before provision for income taxes	2,190	6,602	5,408	26,849
Income tax expense	452	1,738	1,318	7,003
Net income	$1,738	$4,864	$4,090	$19,846

Net income per share - basic	$0.13	$0.38	$0.30	$1.55
Net income per share - diluted	$0.12	$0.34	$0.28	$1.40
Weighted average common stock outstanding
Basic	13,854	12,812	13,638	12,779
Diluted	14,539	14,235	14,421	14,205

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value of shares)

	June 30, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$530	$228
Accounts receivable	67,882	40,496
Other current assets	4,082	2,878
Total current assets	72,494	43,602
Equipment and improvements, net	1,690	1,704
Operating lease right-of-use assets	17,911	16,851
Goodwill	138,301	65,643
Intangible assets, net	128,891	40,884
Other long-term assets	88	328
Total assets	$359,375	$169,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Operating lease liabilities - current	$3,478	$2,235
Accrued payroll	17,545	9,444
Debt obligations - current, net of deferred financing costs	28,716	—
Accounts payable and accrued liabilities	25,602	26,862
Total current liabilities	75,341	38,541
Long-term liabilities:
Deferred taxes, net	1,203	1,534
Operating lease liabilities - long-term	16,485	16,461
Debt obligations - long-term, net of deferred financing costs	159,379	20,416
Other long-term liabilities	1,801	—
Total long-term liabilities	178,868	38,411
Total liabilities	254,209	76,952
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 13,900 and 13,047 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	14	13
Additional paid-in capital	100,072	91,057
Retained earnings	5,080	990
Total shareholders’ equity	105,166	92,060
Total liabilities and shareholders' equity	$359,375	$169,012

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$4,090	$19,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,281	5,740
Amortization of deferred financing costs charged to interest expense	1,540	497
Stock-based compensation expense	2,020	1,952
Deferred taxes, net	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,918)	(16,890)
Other current assets	130	(152)
Accrued payroll	274	4,032
Deferred revenue	—	(22,273)
Accounts payable and accrued liabilities	(4,221)	2,380
Other long-term assets and liabilities	1,801	110
Net cash provided by (used in) operating activities	14,997	(4,759)
Investing activities
Business acquisition, net of cash acquired	(180,711)	—
Purchase of equipment and improvements	(580)	(244)
Net cash used in investing activities	(181,291)	(244)
Financing activities
Proceeds from revolving line of credit	144,697	—
Repayment of revolving line of credit	(128,204)	—
Proceeds from debt obligations	168,000	13,500
Repayments of debt obligations	(10,688)	(31,750)
Payments of deferred financing costs	(7,666)	—
Proceeds from issuance of common stock upon exercise of options and warrants	1,107	543
Payment of tax obligations resulting from net exercise of stock options	(650)	(281)
Net cash provided by (used in) financing activities	166,596	(17,988)

Net change in cash	302	(22,991)
Cash - beginning of period	228	24,051
Cash - end of period	$530	$1,060
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,006	$1,195
Cash paid during the period for income taxes	$4,055	$6,403

Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$238	$256

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
(unaudited)	Shares	Amount
Nine Months Ended June 30, 2023
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,538	—	6,539
Expense related to director restricted stock units	—	—	539	—	539
Expense related to employee stock options	—	—	1,481	—	1,481
Exercise of stock options	393	—	1,107	—	1,107
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	4,090	4,090
Balance at June 30, 2023	13,900	$14	$100,072	$5,080	$105,166
Three Months Ended June 30, 2023
Balance at March 31, 2023	13,793	$14	$98,584	$3,342	$101,940
Expense related to director restricted stock units	—	—	179	—	179
Expense related to employee stock options	—	—	489	—	489
Exercise of stock options	107	—	820	—	820
Net income	—	—	—	1,738	1,738
Balance at June 30, 2023	13,900	$14	$100,072	$5,080	$105,166

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
(unaudited)	Shares	Amount
Nine Months Ended June 30, 2022
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	486	—	486
Expense related to employee stock-based compensation	—	—	1,466	—	1,466
Exercise of stock options	224	—	343	—	343
Common stock surrendered for the exercise of stock options	(31)	—	(281)	—	(281)
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	19,846	19,846
Balance at June 30, 2022	12,961	$13	$90,107	$(2,452)	$87,668
Three Months Ended June 30, 2022
Balance at March 31, 2022	12,794	$13	$89,664	$(7,316)	$82,361
Expense related to director restricted stock units	—	—	162	—	162
Expense related to employee stock-based compensation	—	—	481	—	481
Exercise of stock options	198	—	81	—	81
Common stock surrendered for the exercise of stock options	(31)	—	(281)	—	(281)
Net income	—	—	—	4,864	4,864
Balance at June 30, 2022	12,961	$13	$90,107	$(2,452)	$87,668

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2023

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

In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023 or any future period. Amounts as of and for the three and nine months ended June 30, 2023 and June 30, 2022 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on December 5, 2022.

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

Provision for Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2023 or September 30, 2022. We report interest and penalties as a component of provision for income taxes. During the three and nine months ended June 30, 2023 and June 30, 2022, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2023 or September 30, 2022.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of June 30, 2023 and September 30, 2022, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of June 30, 2023 and September 30, 2022, the Company has not issued any preferred stock.

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

Risks & Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of June 30, 2023, there was no indication of any global or economic impacts to our industry.

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

During the three months ended and nine months ended June 30, 2023, following the completion of the acquisition, GRSi contributed approximately $34.4 million and $73.9 million of revenue and $2.6 million and $4.1 million of income from operations, respectively.

The following table presents certain results for the three and nine months ended June 30, 2023 and 2022 as though the acquisition of GRSi had occurred on October 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of GRSi for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•The impact of recording GRSi's intangible asset amortization.
•The impact of interest expense for the new credit facility.
•The removal of legacy GRSi director's fees.
•The removal of transaction costs for the acquisition incurred by GRSi.

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Pro forma results	2023	2022	2023	2022
Revenue	$102,241	$94,326	$301,481	$407,795
Net income	1,738	4,603	4,683	15,455

Number of shares outstanding - basic	13,854	12,812	13,638	12,779
Number of shares outstanding - diluted	14,539	14,235	14,421	14,205

Basic earnings per share	$0.13	$0.36	$0.34	$1.21
Diluted earnings per share	$0.12	$0.32	$0.32	$1.09

5. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Contract assets	$19,300	$7,682

Contract assets are included presented as part of the accounts receivables on the consolidated balances sheets. Contract liabilities are presented as deferred revenue, which had no balance as of June 30, 2023 and September 30, 2022.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer for the three and nine months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Department of Veterans Affairs	$35,898	$33,344	$104,489	$92,270
Department of Health and Human Services	44,536	27,741	115,528	78,452
Department of Defense	21,003	8,272	50,802	25,227
Department of Homeland Security	256	(4,908)	639	126,397
Other	548	1,991	2,927	5,594
Total	$102,241	$66,440	$274,385	$327,940

Revenue by contract type for the three and nine months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Time and Materials	$51,572	$44,672	$154,366	$263,072
Cost Reimbursable	29,110	11,979	58,951	34,364
Firm Fixed Price	21,559	9,789	61,068	30,504
Total	$102,241	$66,440	$274,385	$327,940

Revenue by whether the Company acts as a prime contractor or a subcontractor for the three and nine months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Prime Contractor	$97,885	$58,743	$259,692	$304,862
Subcontractor	4,356	7,697	14,693	23,078
Total	$102,241	$66,440	$274,385	$327,940

6. Leases

The following table summarizes lease balances presented on our consolidated balance sheets was as follows (in thousands):

	June 30,	September 30,
	2023	2022
Operating lease right-of-use assets	$17,911	$16,851

Operating lease liabilities, current	$3,478	$2,235
Operating lease liabilities - long-term	16,485	16,461
Total operating lease liabilities	$19,963	$18,696

As of June 30, 2023, operating leases for facilities and equipment have remaining lease terms of less than 1 to 7.9 years.

For the three and nine months ended June 30, 2023 and 2022, total lease costs for our operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating	$1,097	$869	$2,921	$2,684
Short-term	83	33	225	85
Variable	47	44	63	89
Sublease income (a)	(71)	(69)	(214)	(188)
Total lease costs	$1,156	$877	$2,995	$2,670

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

The Company's future minimum lease payments as of June 30, 2023 as follows (in thousands):

For the Fiscal Year Ending September 30,
2023 (remaining)	$1,165
2024	4,611
2025	3,928
2026	3,700
2027	2,627
Thereafter	8,672
Total future lease payments	24,703
Less: imputed interest	(4,740)
Present value of future minimum lease payments	19,963
Less: current portion of operating lease liabilities	(3,478)
Long-term operating lease liabilities	$16,485

At June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate are 6.3 years and 6.4% respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases for the nine months ended June 30, 2023 and 2022 was as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	3,317	$2,566
Lease liabilities arising from obtaining right-of-use assets	2,052	$—

7. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Billed receivables	$48,582	$32,814
Contract assets	19,300	7,682
Allowance for doubtful accounts	—	—
Accounts receivable	$67,882	$40,496

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Prepaid insurance and benefits	$1,316	$737
Prepaid licenses and other expenses	1,694	1,196
Other receivables	1,072	945
Other current assets	$4,082	$2,878

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Furniture and equipment	$877	$893
Computer equipment	5,328	2,316
Computer software	1,733	4,407
Leasehold improvements	1,878	1,614
Total equipment and improvements	9,816	9,230
Less: accumulated depreciation and amortization	(8,126)	(7,526)
Equipment and improvements, net	$1,690	$1,704

Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2023 and 2022. Depreciation and amortization expense was $0.6 million and $0.8 million for the nine months ended June 30, 2023 and 2022, respectively.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Intangible assets
Customer contracts and related customer relationships	$113,622	$47,044
Covenants not to compete	637	522
Trade name	13,034	3,051
Backlog	37,249	15,237
Total intangible assets	164,542	65,854
Less: accumulated amortization
Customer contracts and related customer relationships	(27,087)	(19,731)
Covenants not to compete	(362)	(316)
Trade name	(1,859)	(1,048)
Backlog	(6,343)	(3,875)
Total accumulated amortization	(35,651)	(24,970)
Intangible assets, net	$128,891	$40,884

Amortization expense was $4.1 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $10.7 million and $4.9 million for the nine months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the estimated amortization expense per fiscal year as follows (in thousands):

2023 (remaining)	$4,096
2024	16,386
2025	16,385
2026	15,652
2027	14,624
Thereafter	61,748
Total amortization expense	$128,891

Goodwill

The change in the carrying amount of goodwill as follows presented on our consolidated balance sheets as follows (in thousands):

Balance at September 30, 2022	$65,643
Increase from GRSi acquisition (a)	72,658
Balance at June 30, 2023	$138,301

Ref (a) ; The Company has completed its valuation assessment of the GRSi acquisition. Please refer to Note 4 for more information.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Accounts payable	$15,559	$11,886
Accrued benefits	4,073	3,857
Accrued bonus and incentive compensation	3,147	3,625
Accrued workers' compensation insurance	2,749	4,880
Other accrued expenses	74	2,614
Accounts payable and accrued liabilities	$25,602	$26,862

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2023	2022
Secured revolving line of credit	$16,448	$—
Secured term loan	179,312	22,000
Less: unamortized deferred financing costs	(7,665)	(1,584)
Net bank debt obligations	188,095	20,416
Less: current portion of debt obligations, net of deferred financing costs (a)	(28,716)	—
Long-term portion of debt obligations, net of deferred financing costs	$159,379	$20,416

(a) Current portion comprises term loan amortization of $14.3 million and the $16.4 million outstanding balance on the secured revolving line of credit, net of $2.0 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the three and nine months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense (a)	$4,282	$334	$9,972	$1,242
Amortization of deferred financing costs (b)	635	178	1,540	497
Interest expense	$4,917	$512	$11,512	$1,739

(a) Interest expense on borrowing.
(b) Amortization of expenses related to secured term loan and secured revolving line of credit.

8. Credit Facilities

A summary of our credit facilities as of June 30, 2023 and September 30, 2022 is as follows (in millions):

June 30, 2023			September 30, 2022
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$179.3	SOFR* + 4.2%	Secured term loan due September 30, 2025	$22.0	LIBOR + 2.5%
Secured revolving line of credit (b) due December 8, 2027	$16.4	SOFR* + 4.2%	Secured Revolving line of Credit due September 20, 2025	$—	LIBOR + 2.5%

*Secured Overnight Financing Rate ("SOFR") as of June 30, 2023 was 5.2%.
On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter-party. The notional amount in the floating-to-fixed interest rate swap as of June 30, 2023 is $16.2 million matures in 2024, and the fixed rate is 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of June 30, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.10% The total floating-to-fixed swap balance as of June 30, 2023 is $112.2 million. As a result of entering these agreements, for the nine months ended June 30, 2023, interest expense has been decreased by approximately $0.6 million.
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

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million each for fiscal years 2023 and 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.8 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made a mandatory prepayment of $3.6 million during the quarter ended June 30, 2023 bringing the outstanding principal balance on the secured term loan to $179.3 million. We have satisfied mandatory principal amortization until June 30, 2023.

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

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of June 30, 2023 we had unused borrowing capacity of $32.9 million, which is net of outstanding letters of credit. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the revolving credit facility during the quarter and had an outstanding balance at June 30, 2023 of $16.4 million.

The Company's total borrowing availability, based on eligible accounts receivable at June 30, 2023, was $32.9 million. As part of the revolving credit facility, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

The revolving line of credit has a maturity date of December 8, 2027 and is subject to loan covenants as described above. The Company is fully compliant with those covenants.

9. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either incentive stock or non-statutory stock options. No option is granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2023, there were 0.9 million shares available for grant under the 2016 Omnibus Equity Incentive Plan.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our consolidated statements of operations for the three and nine months ended June 30, 2023 and 2022 was as follows (in thousands):

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
DLH employees (a)	$489	$481	$1,481	$1,466
Non-employee directors (b)	179	162	539	486
Total stock option expense	$668	$643	$2,020	$1,952

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs totaled 337,578 and 161,485 issued and outstanding at June 30, 2023 and 2022, respectively. During the nine months ended June 30, 2023, 197,174 RSUs were granted to Executive Officers. Of the RSUs granted, 141,892 have performance-based vesting criteria and the remaining 55,282 have service-based vesting criteria. Utilizing a volatility of 50% along with assumptions of a 3-year term and the performance vesting criteria results in an indicated range of value, the RSUs granted during nine months ended June 30, 2023, as follows using the Monte Carlo Method.

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
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 50,367 and 53,510 restricted stock units were issued and outstanding at June 30, 2023 and 2022, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the three months ended June 30, 2023 and 2022 as follows (in thousands):

	2023	2022
Unrecognized expense for DLH employees (a)	$7,358	$5,498
Unrecognized expense for non-employee directors	155	162
Total unrecognized expense	$7,513	$5,660

(a) On a weighted average basis, the unrecognized expense for the three months ended June 30, 2023 is expected to be recognized within the next 4.1 years.

Stock option activity for the nine months ended June 30, 2023

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2022	2,392	$7.05	5.40	$13,566
Granted (a)	400	11.66	—	—
Exercised (b)	(393)	3.42	—	—
Cancelled	(158)	9.07	—	—
Options outstanding, June 30, 2023	2,241	$8.36	5.92	$6,499

Ref (a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during three months ended March 31, 2023, as follows using the Monte Carlo Method.

Volatility
50%
			Vesting	Expected
	Strike	Stock	Threshold	Term	Calculated
Grant Date	Price	Price	Price	(Years)	Fair Value
January 26, 2023	$11.66	$11.66	$15.00	10	$7.41

Notes:
Results based on 100,000 simulations

Ref (b): The intrinsic value of options exercised for the three and nine months ended June 30, 2023 were $0.2 million and $3.4 million.

Stock options shares outstanding, vested and unvested for the periods ended as follows (shares in thousands):

	June 30,	September 30,
	2023	2022
Vested and exercisable (a)	1,616	2,117
Unvested (b)	625	275
Options outstanding	2,241	2,392

(a) The weighted average exercise price of vested and exercisable shares was $6.45 and $5.86 at June 30, 2023 and September 30, 2022, respectively. Aggregate intrinsic value was approximately $6.5 million and $13.6 million at June 30, 2023 and September 30, 2022, respectively. The weighted average contractual term remaining was 4.6 years and 4.9 years at June 30, 2023 and September 30, 2022, respectively.

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

Earnings per share information is presented in the table below for the three and nine months ended June 30, 2023 and 2022 as follows (in thousands except for per share amounts):

	(In thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income	$1,738	$4,864	$4,090	$19,846
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	13,854	12,812	13,638	12,779
Effect of dilutive securities:
Stock options and restricted stock	685	1,423	783	1,426
Denominator for diluted net income per share - weighted-average outstanding shares	14,539	14,235	14,421	14,205

Net income per share - basic	$0.13	$0.38	$0.30	$1.55
Net income per share - diluted	$0.12	$0.34	$0.28	$1.40

11. Commitments and Contingencies

Contractual obligations as of June 30, 2023 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2023	2024	2025	2026	2027	Thereafter
Debt obligations	$195,760	$3,563	$14,250	$19,000	$19,000	$23,750	$116,197
Facility operating leases	24,636	1,148	4,561	3,928	3,700	2,627	8,672
Equipment operating leases	67	17	50	—	—	—	—
Total contractual obligations	$220,463	$4,728	$18,861	$22,928	$22,700	$26,377	$124,869

Workers' Compensation

We accrue workers' compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2023 and September 30, 2022 was $2.7 million and $4.9 million, respectively.

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

12. Related Party Transactions

The Company has determined that for the three and nine months ended June 30, 2023 and June 30, 2022 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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
Business and Markets Overview

DLH enhances public health and national security readiness missions through science, technology, cyber, and engineering solutions and services. We are primarily focused on improving and better deploying large-scale federal health and human service initiatives. The Company derives 99% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and Department of Homeland Security, ("DHS"). The following table summarizes revenue by customer for the three months ended June 30, 2023 and 2022 as follows (in thousands and percent):

	2023		2022
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Veterans Affairs	$35,898	35.1%	$33,344	50.2%
Department of Health and Human Services	44,536	43.6%	27,741	41.8%
Department of Defense	21,003	20.5%	8,272	12.5%
Department of Homeland Security	256	0.3%	(4,908)	(7.4)%
Other customers with less than 10% share of total revenue	548	0.5%	1,991	2.9%
Total revenue	$102,241	100.0%	$66,440	100.0%

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
•Nine contracts for pharmacy services, which represent revenues of approximately $60.6 million and $51.2 million for the nine months ended June 30, 2023 and 2022, respectively, are currently operating under a bridge contract through October 2023.
•Seven contracts for logistics services, which represent approximately $43.7 million and $41.1 million of revenues for the nine months ended June 30, 2023 and 2022, respectively, are currently operating under a bridge contract through November 2023.

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

The Company's contract with HHS in support of its Head Start program generated $27.1 million and $25.9 million of its revenue for the nine months ended June 30, 2023 and 2022, respectively. This contract has a period of performance through April 2025.

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

Backlog

At June 30, 2023, our backlog was approximately $817.8 million, of which $147.3 million was funded backlog. At September 30, 2022, our backlog was approximately $482.5 million, of which $98.9 million was funded backlog.

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

While we believe that the services and capabilities we provide are key to the federal government executing its missions and meeting its strategic missions and goals, it is uncertain in any particular government fiscal year that appropriations bills will be passed. When appropriation bills have not passed, government agencies continue to operate under continuing resolutions. Over the coming months, we anticipate that the administration will negotiate with Congressional leaders to develop legislation that will fund the federal government's fiscal 2024 operations.

On June 3, 2023, the President signed H.R. 3746 "The Fiscal Responsibility Act" into law. This bill caps national defense spending at the President's Budget request levels of $886 billion and $895 billion for government fiscal year 2024 and 2025, respectively. The legislation also suspended the debt ceiling until January 1, 2025.

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

Results of Operations

For the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue as follows (in thousands and percent):

	Three Months Ended
Consolidated Statements of Operations:	June 30, 2023		June 30, 2022		Change
Revenue	$102,241	100.0%	$66,440	100.0%	$35,801
Cost of operations:
Contract costs	80,919	79.1%	49,668	74.9%	31,251
General and administrative costs	9,935	9.7%	7,535	11.3%	2,400
Corporate development costs	—	—%	250	0.3%	(250)
Depreciation and amortization	4,280	4.2%	1,873	2.8%	2,407
Total operating costs	95,134	93.0%	59,326	89.3%	35,808
Income from operations	7,107	7.0%	7,114	10.7%	(7)
Interest expense	4,917	4.9%	512	0.8%	4,405
Income before provision for income taxes	2,190	2.1%	6,602	9.9%	(4,412)
Income tax expense	452	0.4%	1,738	2.6%	(1,286)
Net income	$1,738	1.7%	$4,864	7.3%	$(3,126)
Net income per share - basic	$0.13		$0.38		$(0.25)
Net income per share - diluted	$0.12		$0.34		$(0.22)

The following factors have affected our operating results for the third quarter of fiscal year 2023 as compared to the third quarter of our 2022 fiscal year:

•During the quarter ended December 31, 2022, we acquired GRSi. From the date of this acquisition, we have received the benefit of additional revenue, as well as incurred additional operating costs. In addition, we amended and restated our credit facility to fund the acquisition of GRSi and the cost of servicing this debt has resulted in an increase in our interest expense.

•Our results of operations for the quarter ended June 30, 2022 included revenues of approximately ($5.1) million derived from the two task orders awarded under a FEMA contact to support the State of Alaska in its response to the COVID-19 pandemic. These task orders were completed during the quarter ended March 31, 2022 and there was no comparable revenue contribution from this work during the 2023 period.

Due to these developments, in the “Non-GAAP Financial Measures” section below, we have included a discussion of our adjusted financial performance to present our financial performance for the quarters ended June 30, 2023 and 2022 without the impact of the FEMA task orders.

Revenue

Revenue for the quarter ended June 30, 2023 was $102.2 million, an increase of $35.8 million. The increase in revenue is primarily due to the $34.4 million revenue contribution from the acquisition of GRSi. The remaining increase was due to volume increase on legacy customer contracts.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended June 30, 2023, contract costs increased by approximately $31.3 million, principally due to the inclusion of GRSi.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year period by $2.4 million, primarily due to the inclusion of GRSi.

For the three months ended June 30, 2023, depreciation and amortization costs were approximately $0.2 million and $4.1 million, respectively, as compared to approximately $0.2 millions and $1.6 million for the prior fiscal year period, respectively. The increase in amortization was principally due to the acquired definite-lived intangible assets of GRSi.

Interest Expense

Interest expense includes items such as interest expense and amortization of deferred financing costs on debt obligations.
For the three months ended June 30, 2023 and 2022, interest expense was approximately $4.9 million and $0.5 million, respectively. The increase in interest expense was primarily due to the borrowing required to finance the GRSi acquisition.

Provision for Income Taxes

For the three months ended June 30, 2023 and 2022, DLH recorded a $0.4 million and $1.7 million provision for tax expense, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 23% and 26%, respectively.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change
Consolidated Statements of Operations:	June 30, 2023		June 30, 2022		$
Revenue	$274,385	100.0%	$327,940	100.0%	$(53,555)
Cost of operations:
Contract costs	216,779	79.0%	271,184	82.7%	(54,405)
General and administrative costs	27,670	10.1%	22,178	6.8%	5,492
Corporate development costs	1,735	0.6%	250	0.1%	1,485
Depreciation and amortization	11,281	4.1%	5,740	1.7%	5,541
Total operating costs	257,465	93.8%	299,352	91.3%	(41,887)
Income from operations	16,920	6.2%	28,588	8.7%	(11,668)
Interest expense	11,512	4.2%	1,739	0.5%	9,773
Income before provision for income taxes	5,408	2.0%	26,849	8.2%	(21,441)
Income tax expense	1,318	0.5%	7,003	2.1%	(5,685)
Net income	$4,090	1.5%	$19,846	6.1%	$(15,756)

Net income per share - basic	$0.30		$1.55		$(1.25)
Net income per share - diluted	$0.28		$1.40		$(1.12)

The following factors have affected our operating results for the nine months ended June 30, 2023 as compared to the same period in the 2022 fiscal year:

•During the quarter ended December 31, 2022, we acquired GRSi. From the date of this acquisition, we have received the benefit of additional revenue, as well as incurred additional operating costs. In addition, we amended and restated

our credit facility to fund the acquisition of GRSi and the cost of servicing this debt has resulted in an increase in our interest expense.

•Our results of operations for the nine months ended June 30, 2022 included revenues of approximately $125.8 million derived from the two task orders awarded under a FEMA contact to support the State of Alaska in its response to the COVID-19 pandemic. These task orders were completed during the quarter ended March 31, 2022 and there was no comparable revenue contribution from this work during the 2023 period.

Due to these developments, in the “Non-GAAP Financial Measures” section below, we have included a discussion of our adjusted financial performance to present our financial performance for the nine months ended June 30, 2023 and 2022 without the impacts of the FEMA task orders and including the corporate development costs associated with the GRSi acquisition.

Revenue

Revenue for the nine months ended June 30, 2023 was $274.4 million, a decrease of $53.6 million over the prior year period. The decrease in revenue is due primarily to the completion of two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders was $125.8 million. The decrease in revenue was partially offset by the contribution from GRSi of $73.9 million.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the nine months ended June 30, 2023, contract costs decreased by approximately $54.4 million principally due to the completion of two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased by approximately $5.5 million from the same period in the prior fiscal year. The increase was principally due to the inclusion of GRSi.

For the nine months ended June 30, 2023, depreciation and amortization costs were approximately $0.6 million and $10.7 million, respectively, as compared to approximately $0.8 million and $4.9 million for the prior fiscal year period, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the nine months ended June 30, 2023 and 2022, interest expense, net was approximately $11.5 million and $1.7 million, respectively. The increase in interest expense was primarily due to the borrowing required to finance the GRSi acquisition.

Income Tax Expense

For the nine months ended June 30, 2023 and 2022, DLH recorded a $1.3 million and $7.0 million provision for tax expense, respectively. The effective tax rate for the nine months ended June 30, 2023 and 2022 was 23% and 26%, respectively.

Non-GAAP Financial Measures

The Company uses EBITDA and EBITDA Margin on Revenue as supplemental non-GAAP measures of performance. We define EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes and (iii) depreciation and amortization. EBITDA Margin on Revenue is EBITDA for the measurement period divided by revenue for the same period.

The Company is presenting additional non-GAAP measures regarding its financial performance for the three and nine months ended June 30, 2023. The measures presented are Adjusted Revenue, Adjusted Operating Income, Adjusted EBITDA, and Adjusted EBITDA Margin on Adjusted Revenue. In calculating these measures, we have added the corporate development costs associated with completing the GRSi acquisition to our results for fiscal year 2023 and we have removed the contribution from the FEMA task orders from the results for fiscal year 2022. These resulting measures present the quarterly financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth below.

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

Below is a reconciliation of Adjusted Revenue, Adjusted Operating Income, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue and Adjusted EBITDA Margin on Adjusted Revenue reported for the three and nine months ended June 30, 2023 and 2022 compared to the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands except for per share amounts):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Adjusted Revenue
Revenue	$102,241	$66,440	$35,801	$274,385	$327,940	$(53,555)
Less: FEMA task orders to support Alaska (a)	—	(5,116)	5,116	—	125,773	(125,773)
Adjusted Revenue	$102,241	$71,556	$30,685	$274,385	$202,167	$72,218

Adjusted Operating Income
Operating Income	$7,107	$7,114	$(7)	$16,920	$28,588	$(11,668)
Corporate development costs (b)	—	—	—	1,735	—	1,735
Less: FEMA task orders to support Alaska (c)	—	608	(608)	—	12,479	(12,479)
Adjusted Operating Income	$7,107	$6,506	$601	$18,655	$16,109	$2,546

EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue & Adjusted EBITDA Margin on Adjusted Revenue
Net Income	$1,738	$4,864	$(3,126)	$4,090	$19,846	$(15,756)
Depreciation and amortization	4,280	1,873	2,407	11,281	5,740	5,541
Interest expense	4,917	512	4,405	11,512	1,739	9,773
Income tax expense	452	1,738	(1,286)	1,319	7,003	(5,684)
EBITDA	$11,387	$8,987	$2,400	$28,202	$34,328	$(6,126)
Corporate development costs (b)	—	$—	—	1,735	—	1,735
Less: FEMA task order to support Alaska (c)	—	608	(608)	—	12,479	(12,479)
Adjusted EBITDA	$11,387	$8,379	$3,008	$29,937	$21,849	$8,088
Net income margin on Revenue	1.7%	7.3%		1.5%	6.1%
EBITDA Margin on Revenue	11.1%	13.5%		10.3%	10.5%
Adjusted EBITDA Margin on Adjusted Revenue	11.1%	11.7%		10.9%	10.8%
(a): Represents revenue adjusted to exclude revenue from the short-term FEMA task orders during the three and nine months ended June 30, 2022.

(b): Represents corporate development costs we incurred to complete the GRSi transaction. These costs primarily include legal counsel, financial due diligence, customer market analysis and representation and warranty insurance premiums.

(c): Adjusted operating income represents the Company’s consolidated operating income, determined in accordance with GAAP, adjusted to add the corporate development costs associated with the GRSi acquisition for fiscal year 2023 and adjusted to exclude the operating income derived from the FEMA task orders. Operating income for the FEMA task orders is derived by subtracting from the revenue attributable to such task orders during the three months ended June 30, 2022 of ($5.1) million contract costs of ($5.7) million . Similarly, for the nine months ended June 30, 2022 operating income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs $112.1 million and general & administrative costs of $1.2 million.

Liquidity and capital management

As of June 30, 2023, the Company's immediate sources of liquidity include cash generated from operations, accounts receivable, and access to its secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2023, we have $32.9 million of available borrowing capacity on the revolving line of credit and have an outstanding balance of $16.4 million.

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

A summary of the change in cash is presented below for the nine months ended June 30, 2023 and 2022 as follows (in thousands):

	2023	2022
Net cash provided by (used in) operating activities	$14,997	$(4,759)
Net cash used in investing activities	(181,291)	(244)
Net cash provided by (used in) financing activities	166,596	(17,988)
Net change in cash	$302	$(22,991)

The cash used in investing activities was primarily due to the acquisition of GRSi and the purchase of capital assets purchased during the nine months ended June 30, 2023. Cash provided by financing activities was $166.6 million during the nine months ended June 30, 2023 and were deployed to finance the GRSi acquisition. We intend to continue using cash to make mandatory and voluntary debt prepayments in future quarters subject to available cash.

Sources of cash

As of June 30, 2023, our immediate sources of liquidity include cash of approximately $0.5 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2023, we had unused borrowing capacity of $32.9 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended June 30, 2023 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$179.3	SOFR* + 4.2%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$16.4	SOFR* + 4.2%	December 8, 2027

*SOFR as of June 30, 2023 was 5.2%

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter-party. The notional amount in the floating-to-fixed interest rate swap as of June 30, 2023 is $16.2 million matures in 2024, and the fixed rate is 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of June 30, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.1%. The total floating-to-fixed swap balance as of June 30, 2023 is $112.2 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at June 30, 2023 of $16.4 million
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of June 30, 2023

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
(in thousands)	Total	Months	Years	Years	Years
Debt obligations	$195,760	$14,250	$36,813	$144,697	$—
Facility operating leases	24,636	3,501	7,963	5,668	7,504
Equipment operating leases	67	17	50	—	—
Total contractual obligations	$220,463	$17,768	$44,826	$150,365	$7,504

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with FNB as counter-party. The notional amount in the floating-to-fixed interest rate swap is $16.2 million for the current quarter and the remaining outstanding balance of our secured term loan is subject to interest rate fluctuations. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of June 30, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.1% The total notional amount for all the interest rate swaps is currently $112.2 million with the remaining balance of debt subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.8 million per year. As of June 30, 2023, the interest rate on the floating interest rate debt was 9.3%.

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

Changes in Internal Control over Financial Reporting

With the exception of the matter described below there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: August 2, 2023