Form 10-K
period 2023-09-30
DLH Holdings Corp.
filed 2023-12-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2023, was $91,396,871.
As of December 4, 2023 there were 14,067,732 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2023.

PART I

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that DLH Holdings Corp and its subsidiaries (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the following: the failure to achieve the anticipated benefits of our recent acquisition or any future acquisition (including anticipated future financial operating performance and results); diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition; the inability to retain employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; significant delays or reductions in appropriations for our programs, broader changes in United States ("U.S.") government funding and spending patterns or the inability of the U.S. government to approve new appropriations legislation and avoid a shutdown of its operations; the risks and uncertainties associated with customer interest in and purchases of new services; our ability to manage our increased debt obligations; compliance with new bank financial and other covenants; changes in customer budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of recent and any future acquisitions; regional and national economic conditions in the U.S. and globally, including but not limited to: terrorist activities or war, changes in interest rates, and significant fluctuations in the equity markets; the impact of inflation and higher interest rates; the impact of any epidemic, pandemic or health emergency, including the measures to mitigate its effects, and its impact on the economy and demand for our services; and the other risk factors set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K and in our other SEC filings. The forward-looking statements included herein apply only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing, except as may be required by law.
ITEM 1. BUSINESS
Overview and Background
DLH Holdings Corp. ("DLH") delivers improved health and cyber readiness solutions for federal government customers through digital transformation, science research and development, and systems engineering and integration. We bring a unique combination of government sector experience, proven methodology, and unwavering commitment to solve the complex problems faced by civilian and military customers alike, doing so by leveraging multiple capabilities, including cyber technology, artificial intelligence, advanced analytics, cloud-based applications, and telehealth systems.

DLH is a holding company operating through a number of operating subsidiaries. In December 2022, we acquired Grove Resource Solutions, LLC, which provides research and development, systems engineering and integration, and digital transformations solutions to federal agencies, notably the National Institutes of Health ("NIH"), U.S. Navy and U.S. Marine Corps.

Competitive Advantages

We believe we are advantageously positioned within our markets through a number of features including, but not limited to:
•highly credentialed workforce;
•predominantly performing as the prime contractor;
•strong past performance record across our government contracts; and
•strong bipartisan support for our key contracts.

We have invested in leading credentials and capabilities that we expect will deliver value to our customers. These investments include development of secure Information Technology ("IT") platforms; sophisticated data analytic tools and techniques; and implementation process improvement and quality assurance programs and techniques. We are actively pursuing additional credentials that will support our customers' ever evolving missions.

Solutions and Services

We primarily focus on improved deployment of large-scale health and defense initiatives for multiple agencies within the federal government, including the Department of Health and Human Services ("HHS"), the Department of Veterans Affairs ("VA"), Department of Defense ("DoD"), Department of Homeland Security ("DHS"), and many of their sub-agencies.

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (56%), firm fixed price contracts (22%), and cost reimbursable contracts (22%).

We provide the following services and solutions, which are aligned with the long-term needs of our customers:
•Digital Transformation and Cyber Security;
•Science Research and Development; and
•Systems Engineering and Integration

Digital Transformation and Cyber Security

We provide critical digital transformation and cyber security solutions across the federal civilian and cyber defense communities, leveraging advanced technology to modernize obsolete systems, protect sensitive information, manage large datasets, and enhance operational efficiency. Our suite of tools includes artificial intelligence and machine learning, cloud enablement, cybersecurity ecosystem, big data analytics, and modeling and simulation.

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the NIH, the Defense Health Agency ("DHA"), Tele-medicine and Advanced Technology Research Center ("TATRC"), and US Navy Naval Information Warfare Center ("NIWC"), rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering, Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

Science Research and Development

We advance scientific knowledge and understanding through our extensive research portfolio and domain expertise. We primarily provide large-scale data analytics, testing and evaluation, clinical trials research services, and epidemiology studies to support multiple operating divisions within HHS, including NIH and the Center for Disease Control and Prevention ("CDC"), as well as the Military Health System.

Our employees support innovative, cutting-edge research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and transformative R&D support services. Our decades of experience designing, conducting, and analyzing studies for our diverse customer base, and our full-service clinical research solutions are designed for each customer’s specific research development program. Our employees provide expert knowledge and experience that supports our customers’ missions.

System Engineering and Integration

Our employees specialize in delivering engineering solutions that support our customers' evolving needs by rapidly deploying resources, solutions, and services. This includes specialized engineering expertise, encompassing areas of pharmaceutical delivery logistics, fire protection engineering, biomedical equipment, and technology engineering on behalf of the VA, NIWC, HHS and other federal customers.

We utilize automation to accelerate infrastructure innovation and help customers define a lifecycle for automation assets, as well as set standards for version control, testing, and release processes that proved a robust foundation for their customers. DLH delivers IT operational resilience and efficiency in parallel with technology innovation integration, via hybrid and multi-cloud solutions, leveraging integrated services, process automation, advanced tool stacks, and mature quality processes. Our employees engineer, implement, and operate solutions that demonstrate measurable results to satisfy our customer’s management requirements, thus helping customers to confidently deploy secure platforms and technologies that reduce operational costs. We have invested in agile software development credentials for our technical staff, and have achieved Capability Maturity Model Integration ("CMMI") level 3. Our enterprise lifecycle logistics support services encompass military systems deployed worldwide, as well as scientific and IT systems and peripherals for Federal civilian agencies.

Major Customers

Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the years ended September 30, 2023 and 2022, respectively (in thousands):

	2023		2022
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$161,311	42.9%	$102,201	25.9%
Department of Veterans Affairs	138,862	37.0%	126,106	31.9%
Department of Defense	70,325	18.7%	33,612	8.5%
Department of Homeland Security	919	0.2%	126,576	32.0%
Customers with less than 10% share of total revenue	4,455	1.2%	6,678	1.7%
Revenue	$375,872	100.0%	$395,173	100.0%

Major Contracts

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the U.S. government, which supports our overall corporate growth strategy. A major contract is defined as a contract or set of contracts from which we derive at least 10% of our revenues.

The revenue attributable to the VA was derived from 16 separate contracts covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program.

•Nine contracts for pharmacy services, which represent approximately $79.6 million and $70.4 million of revenues for the years ended September 30, 2023 and 2022, respectively, are currently operating under a bridge contract through December 31, 2023.
•Seven contracts for logistics services represent approximately $59.2 million and $55.7 million of revenues for the years ended September 30, 2023 and 2022, respectively, are currently operating under a bridge contract through December 31, 2023.

The VA has issued a request for proposal for healthcare logistics and pharmacy services for each CMOP location. The procurements were set-aside for a service-disabled veteran owned small business ("SDVOSB") as the prime contractor. DLH maintains relationships with SDVOSB partners. Should the new contracts for performance of these services be awarded to a partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business as a subcontractor. Should the VA conclude that an award to an SDVOSB prime contractor is not in the best interest of the government, they may reissue a solicitation in an unrestricted competition. DLH believes that its service excellence over many years on the program would provide an advantage in any competition.

Backlog

At September 30, 2023, our backlog was approximately $704.8 million, of which $169.9 million was funded backlog. At September 30, 2022 our backlog was $482.5 million, of which $98.9 million was funded backlog.

We define backlog as our estimate of remaining future revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under Indefinite Quantity/Indefinite Delivery ("IDIQ") contracts or if the contract is a single award IDIQ contract.

We define funded backlog as the portion of backlog for which funding is appropriated and allocated to the contract by the customer and authorized for payment by the customer, once specified work is completed. Funded backlog does not include the full contract value as funding for contracts occurs on a periodic basis.

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

Competitive Landscape

Competitive solicitations and long business development cycles are characteristics of the government and defense industry in which we operate. For major program competition, the business acquisition cycle typically ranges from 18 to 36 months. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We predominantly are the prime contractor on our contracts with federal government customers and compete with several large and small-business companies in pursuit of acquiring new business. In some cases, we seek to partner with other companies on new business pursuits to improve our competitive positioning with the customer.

Our competitors include operating units within: Deloitte, Booz Allen Hamilton Holding Corp., CACI International, Inc., BAE Systems, ICF International, Inc., Leidos Holdings, Inc., Mantech International Corp., Aglient Technologies Inc., MAXIMUS, Inc., UnitedHealth Group, Inc. operating under Optum, and Westat, Inc.

We compete with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes and a solid track record of past performance, resulting in highly competitive proposals. We believe that our proprietary tools and processes, including e-PRAT® and SPOT-m®, along with our Infinibyte® cloud-based management system differentiate us from our competitors. We compete for awards through a full and open competition on a best-value basis. We draw heavily from our consistently high-quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to compete. We believe that our track record, knowledge and processes with respect to government contract bidding represent significant competitive advantages. Further, we believe that the range and depth of educational experience and professional credentials and certifications held by our employees allows us to deploy highly qualified teams to implement solutions to address the needs of our customers. Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted customers (both government and industry partners).

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

Regulation

Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many federal and state laws materially affect our operations. These laws relate to ethics, labor, tax, and employment matters. As any employer is, we are subject to federal and state statutes and regulations governing their standards of business conduct with the government, including that government contracts typically contain provisions permitting government customers to terminate contracts without cause with limited notice or compensation. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through our corporate membership with the Professional Services Council and other affiliations, we monitor proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, we cannot predict with certainty the nature or direction of the development of Federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.

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

Human Capital Management and Employee Relations

Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement a top priority will help us provide high quality insights and information to our customers.
As of September 30, 2023, we employed approximately 3,200 employees performing throughout the U.S. and one location overseas. Management believes that it has good relations with its employees.

Vision and Values

DLH’s vision is to be the most trusted provider of technology solutions and readiness enhancement services to Federal civilian and military agencies. Through our work, DLH supports Military Service Members, Veterans, children and families, and other at-risk and underserved communities. As a market influencer and emerging leader, DLH strives to shape and enhance the sustainability and readiness posture of those we serve, delivering value to our customers and stakeholders.

DLH stands on strong values including:
•Integrity and Trust - We establish relationships throughout our organization and with customers and partners that are built on a foundation of mutual trust and respect, which exemplifies the way DLH does business. We are committed to the highest standards of ethical conduct during the course of all business.
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
•Agility - As we grow, we continue to evolve in a manner that maintains our flexibility and agility. This allows us to anticipate and respond to ever-changing government service requirements while delivering maximum value to customers and shareholders.

Talent Acquisition, Development, and Retention

Our success depends in large part on our ability to attract talent to meet the needs of our customers. To ensure we have the talent to meet the needs of our customers, we employ broad recruiting and outreach efforts to enable us to attract an inclusive pool of highly qualified candidates. As demand for talent is highly competitive, we continue to invest in our employees through a variety of benefits and overall program enhancements. We continually review and adapt our recruiting, hiring, and training efforts to respond to market imperatives and the needs of our customers.

We seek to attract and cultivate high performing talent by providing opportunities for career growth, skills development, and recognition for their contributions as they work to serve our customers. We provide competitive compensation programs to compete and reward our talented employees. In addition to base compensation, additional compensatory benefits may include bonus programs and participation in a 401(k) Plan. We have used targeted equity-based grants with performance and service based vesting conditions to facilitate attracting and retaining key personnel. We also invest in talent development initiatives including industry-leading learning management solutions, professional credentialing, and licensures. These benefits will further enhance our talented employee base and augment our efforts to infuse proven best practices into our operations through world-class talent acquisition and talent management tools.

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

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2023, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and the Industry in which we Compete
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, we derive 99% of our revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2023 and 2022. We expect that Federal government contracts will continue to be our primary source of revenue for the foreseeable future. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts, and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts.

We are dependent upon the continuation of our relationships with the VA and HHS as a significant portion of our revenue is concentrated in contracts with these customers. There can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, or that we will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA for the provision of services to its CMOP operations are expected to be subject to renewal solicitations. We believe that our strong working relationships and effective service delivery support ongoing performance for the terms of the contracts and recompete efforts as a prime or subcontractor. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them is materially reduced.

The U.S. government may prefer veteran-owned, minority-owned, women-owned and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration ("SBA") set-aside program, the U.S. government may decide to restrict certain procurement activity only to bidders that qualify as veteran owned, minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be limited to work as a subcontractor on those programs. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers the best value to the U.S. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we have targeted for growth and to maintain our prime contractor position as current contracts are subject to renewal.

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

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. In recent years, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Changes in federal government budgetary priorities or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. Further, congressional seats may change during election years, and the balance of spending priorities may change along with them.

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

VA programs, which accounted for approximately 36.9% and 31.9% of Company revenue for the years ended September 30, 2023 and 2022, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriations process could delay procurement of the services we provide and adversely affect our future revenues.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. Currently, the government is currently operating under a continuing resolution (CR) which expires on January 19, 2024 for certain departments and February 2, 2024 for others. When the U.S. government operates under a CR, delays can occur in the procurement of the services and solutions that we provide and may result in new initiatives being canceled. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. A federal government shutdown could, however, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations.

The markets in which we operate are highly competitive, and many of the companies we compete against have substantial resources. Further, the U.S. Government contract bid process is highly competitive, complex and sometimes lengthy, and is subject to protest and implementation delays.

The markets in which we operate are highly competitive. Further, many of our contracts and task orders with the Federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. We expect that many of the opportunities we will seek in the foreseeable future will be awarded through competitive bidding. Furthermore, budgetary pressures and developments in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. Many of our competitors are larger and have greater resources than we do, larger customer bases and greater brand recognition. Our competitors, individually or through relationships with third parties, may be able to provide customers with different or greater capabilities or benefits than we can provide. If we are unsuccessful in competing with these other companies, our revenues and margins may materially decline.

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

Our business may suffer if we or our employees are unable to obtain and maintain the necessary security clearances or other qualifications required to perform services for our customers.

Many federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could cause our results to differ materially and adversely from those anticipated.

Our business is regulated by complex federal procurement and contracting laws and regulations, and we are subject to periodic compliance reviews by governmental agencies.

We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts, including the Federal Acquisition Regulation, which, among other things, requires us to certify and disclose cost and pricing data and to divest work in the event of certain organizational conflicts of interest. These laws and regulations create compliance risk and affect how we do business with our federal agency customers and may impose added costs on our business. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts or change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements. These changes could impair our ability to obtain new contracts or win re-competed contracts or adversely affect our future profit margin. Additionally, the government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

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

We may enter into future teaming ventures with other companies, which carry risk in regard to maintaining strong, trusted working relationships in order to successfully fulfill contract obligations. Teaming arrangements may include being engaged as a subcontractor to a prime contractor, engaging a subcontractor on a contract for which we are the prime contractor, or entering into a joint venture with another company. We may lack control over fulfillment of such contracts, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate chooses to offer directly to the customer services of the type that we provide or if they team with other companies to provide those services.

Restrictions on or other changes to the federal government’s use of service contracts may harm our operating results.

We derive virtually all of our revenue from service contracts with the federal government. The government may face restrictions from new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors (i.e., insourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At September 30, 2023, our backlog includes cost reimbursable, time-and-materials, and firm-fixed-price contracts. Our earnings and margins may vary depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Our employees, or those of our teaming partners, may engage in misconduct or other improper activities which could harm our business.

We are exposed to risk from misconduct or fraud by our employees, or employees of our teaming partners. Such violations could include intentional disregard for Federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our customers' sensitive or classified information and result in a serious harm to our reputation. While we have appropriate policies in effect to deter illegal activities and promote proper conduct, it is not always possible to deter employee misconduct. Precautions to prevent and detect this activity may not be effective in controlling such risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, which could materially and adversely affect our business, results of operations, financial condition, cash flows, and liquidity.

If we are unable to attract qualified personnel, our business may be negatively affected.

We rely heavily on our ability to attract and retain qualified employees and other personnel who possess the skills, experience, and licenses necessary in order to provide our solutions for our assignments. Our business is materially dependent upon the continued availability of such qualified personnel. Our inability to secure qualified personnel would have a material adverse effect on our business. Competition for qualified employees is intense and the cost of attracting qualified personnel and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our customers, our profitability could decline. Moreover, if we are unable to attract and retain qualified personnel, the quality of our services may decline and, as a result, we could lose customers.

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

We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations match employee resources and customer assignments and track regulatory credentialing. They also perform payroll, billing and accounts receivable functions. While we have multiple back up plans for these types of contingencies, our information systems are vulnerable to fire, storms, flood, power loss, telecommunication outages, physical break-ins, cyber-attack, ransomware, and similar events. If our information systems become inoperable, or are otherwise unavailable, these functions would have to be accomplished manually, which in turn could impact our financial viability, due to the increased cost associated with performing these functions manually.

Our systems and networks may be subject to cybersecurity breaches.

Many of our operations rely heavily upon technology systems and networks to receive, input, maintain and communicate participant and customer data pertaining to the programs we manage. Any systems failures, whether caused by us, a third-party service provider, or unauthorized intruders and hackers, or due to situations such as computer viruses, natural disasters, or power shortages, could cause loss of data or interruptions or delays in our business or that of our customers. If our systems or networks were compromised by a security breach, we could be adversely affected by losing confidential or protected information of program participants and customers, and we could suffer reputational damage and a loss of confidence from prospective and existing customers. Similarly, if our internal networks were compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. The loss, theft or improper disclosure of that information could subject the Company to sanctions under the relevant laws, lawsuits from affected individuals, negative press articles and a loss of confidence from our government customers, all of which could adversely affect our existing business, future opportunities and financial condition. Further, our property and cyber insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated. In addition, in order to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customer’s operations which could cause us to experience significant delays under a contract, and a material adverse effect on our results of operations.

Additionally, a number of projects require us to receive, maintain and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act of 2009, Internal Revenue Service regulations and other laws. The loss, theft or improper disclosure of that information could subject us to sanctions under these laws, breach of contract claims, lawsuits from affected individuals, negative press articles and a loss of confidence from our government customers, all of which could adversely affect our existing business, future opportunities and financial condition.

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

Risks Relating to Acquisitions

In connection with acquisitions, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition, and results of operations.

Although we conduct extensive due diligence in connection with an acquisition, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through customary due diligence, or that factors outside of our control will not later arise. We have also purchased representations and warranties insurance in connection with the acquisition, but there is no assurance that those policies will cover any losses we might experience from breaches of the sellers’ representations and warranties or otherwise arising from the acquisition. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the acquisition, purchase accounting, and the operation of the combined company after closing, we may be required to take write-offs or write-downs, restructuring and impairment or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition and results of operations.

We may have difficulty identifying and executing other acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

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

The success of a potential future acquisition strategy depends upon our ability to successfully integrate the businesses. We may have difficulty integrating a business that we may acquire in the future. The integration of a business into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. Further, the integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, result in tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could materially adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transactions, and could harm our financial performance. For these or other reasons, we may be unable to retain key customers of acquired companies. Moreover, any acquired business may not generate the revenue or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

With respect to our acquisition of Grove Resource Solutions (GRSi) in December 2022, the benefits of the acquisition will depend, in part, on our ability to successfully combine our businesses and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame or may never realize these benefits and the value of our common stock may be harmed. The acquisition involves the integration of GRSi’s business with our existing business, which has been a costly and time-consuming process. If we are unable to successfully or timely integrate our operations with those of GRSi, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the acquisition, and our business, results of operations, and financial condition could be materially adversely affected.

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

Following our acquisition of Grove Resource Solution, LLC ("GRSi") in December 2022, we amended and restated our credit agreement with First National Bank of Pennsylvania and certain other lenders (the “Credit Agreement”) and incurred additional indebtedness. The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions, including limitations on: granting liens; incurring other indebtedness; disposing assets; making investments in other entities; and completing other mergers and consolidations. Also, the Credit Agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement also requires prepayments of a percentage of excess cash flow. Accordingly, a portion of our cash flow from operations was dedicated to the repayment of our indebtedness and we expect future cash flow to be used to reduce our indebtedness. The loan agreement provides for customary events of default, including, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties. If we are unable to make the scheduled principal and interest payments on the Credit Agreement or maintain compliance with other debt covenants, we may be in default under the loan agreement, which if not waived, could cause our debt to become immediately due and payable and enable the lenders to enforce their rights under the Credit Agreement. Such an event would likely have a material adverse effect on our business, financial condition and results of operations.

Our increased indebtedness could adversely affect us in a number of other ways, including:

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

As of September 30, 2023, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 44% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 26% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These matters might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Our revenue and operating results may fluctuate significantly and unpredictably in the future. We have expended, and will continue to expend, substantial resources to enhance our health services offerings and expansion into the Federal health market. We may incur growth expenses before new business revenue is realized, thus showing lower profitability in a particular period or consecutive periods. Other factors which may cause our cash flows and results of operations to vary from quarter to quarter include: the terms and progress of contracts; expenses related to certain contracts which may be incurred in periods prior to revenue being recognized; the commencement, completion or termination of contracts during any particular quarter; the timing and terms of award contracts; and government budgetary delays or shortfalls. We may be unable to achieve the desired levels of revenue growth due to circumstances that are beyond our control, as already expressed regarding competition, government budgets, and the procurement process in general. In particular, if the federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Also, some aspects of this work can be seasonal with regard to resources and funding, and it is difficult to predict the timing of when those resources will be expended. Although we continue to manage our operating costs and expenses, there is no guarantee that we will significantly increase future revenue and profit in any particular future period. Revenue levels achieved from our customers, the mix of solutions that we offer and our performance on future contracts will affect our financial results. Further, changes in the volume of activity and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flows and results of operations. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance.

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

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2023, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

Our current workers' compensation and medical plans are partially self-funded insurance programs. The Company currently pays base premiums plus actual losses incurred, not to exceed certain individual and aggregate stop-loss limits. In addition, health insurance premiums, and workers' compensation rates for the Company are in large part determined by our claims experience. These categories of expenditure comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our direct expenditures, health insurance premiums, unemployment taxes or workers' compensation rates may increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as reasonably possible given the self-funded nature of our plans, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our customers. Since our ability to incorporate such increases into our fees to our customers is constrained by contractual arrangements with our customers, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Consistent with guidance from the SEC, our consolidated financial statements reflect our estimates of the tax effects of the current tax laws and regulations.

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

Our results of operations could in the future be materially adversely impacted by global, macroeconomic events, such health epidemics, pandemics and other outbreaks, and the response to contain it.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the coronavirus (COVID-19) pandemic. The COVID-19 pandemic and the mitigation efforts to control its spread have created significant volatility, uncertainty and economic disruption and adversely impacted the U.S. and global economies. The extent to which the coronavirus pandemic and recovery activity further impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and which may continue to be taken in response to the pandemic, including our ability to fully perform on our contracts as a result of government actions; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our services and solutions; our ability to sell and provide our services and solutions; and any closures of our and our customers’ offices and facilities, particularly at our pharmacy distribution centers. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 remains uncertain. We continue to monitor the effect of COVID-19 on our business, but for the reasons stated above, we cannot predict the full impact of COVID-19. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2023, we operate eight locations in the U.S. and one location in Kampala, Uganda: occupying a total of approximately 99.3 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, and we presently maintain a National Capital Region office in Bethesda, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. For the fiscal year ended September 30, 2023, our total lease expense was approximately $4.0 million. See Note 6. Leases in Part II of this Annual Report on Form 10-K for additional information.

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

Equity Holders

As of September 30, 2023, the number of shareholders of our common stock of record was approximately 88 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2023. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,278,000	$8.40	1,008,676

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2023. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

DLH is a holding company operating through a number of operating subsidiaries. In December 2022, we acquired Grove Resource Solutions, LLC ("GRSi"), which provides research and development, systems engineering and integration, and digital transformations solutions to federal agencies, notably the National Institutes of Health ("NIH"), U.S. Navy and U.S. Marine Corps. We deliver improved health and cyber readiness solutions for federal government customers through digital transformation, science research and development, and systems engineering and integration.

We derive 99% of our revenue from agencies of the Federal government, providing services to several agencies including the HHS, VA, DoD, and DHS. The following table summarizes the revenues by customer for the years ended September 30, 2023 and 2022, respectively (in thousands):

	2023		2022
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$161,311	42.9%	$102,201	25.9%
Department of Veterans Affairs	138,862	37.0%	126,106	31.9%
Department of Defense	70,325	18.7%	33,612	8.5%
Department of Homeland Security	919	0.2%	126,576	32.0%
Customers with less than 10% share of total revenue	4,455	1.2%	6,678	1.7%
Revenue	$375,872	100.0%	$395,173	100.0%

The following table summarizes revenues by our markets for the years ended September 30, 2023 and 2022, respectively (in thousands):

	2023		2022
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Defense and Veteran Health Solutions	$209,187	55.7%	$159,719	40.4%
Human Services and Solutions	110,068	29.3%	165,970	42.0%
Public Health and Life Sciences	56,617	15.0%	69,484	17.6%
Revenue	$375,872	100.0%	$395,173	100.0%

Forward Looking Business Trends:

Our mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Our primary focus within the defense agency markets includes cyber security, military service members' and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets includes digital transformation, IT modernization, healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at-risk populations. We believe these business development priorities will position the Company to expand within top national priority programs and funded areas.

Federal budget outlook for fiscal year 2024:

The President’s budget proposal for fiscal year ("FY") 2024 outlines many initiatives that include investments to rebuild our country’s physical infrastructure, strengthen supply chains, combat inflation, expand economic opportunity, respond to the changing climate, sustain and strengthen national defense, and bolster America's public health infrastructure. Specifically, the investment in public health infrastructure involves improving the nation’s readiness for future pandemics and other biological threats, expanding access to vaccines and healthcare, and defeating diseases and epidemics such as, but not limited to, the opioid and HIV/AIDS epidemics. The budget's initiatives are further reflected in the budget requests for the HHS, VA, and DoD.

While Congress has not completed the final appropriation bills for the government’s 2024 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution ("CR"), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. On November 16, 2023, the President signed a CR providing funds to the federal government through January 19, 2024 for several agencies and through February 2, 2024 for the remaining. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Our customer's missions have received broad support from the legislative and executive branches of the federal government. As such, we do not anticipate or expect any significant changes to our operations.

Department of Veterans Affairs

The VA is requesting a total of $325.1 billion for FY 2024, an increase of $16.6 billion above the FY 2023 enacted level. It includes $142.8 billion in discretionary funding, an increase of $3.0 billion, and $182.3 billion in mandatory funding, an increase of $13.6 billion from FY 2023 enacted. The VA research program is expected to allocate increased funding to advance the Department’s understanding of the impact of traumatic brain injury and toxic exposure(s) on long-term health outcomes, coronavirus related research and impacts, and precision oncology. The FY 2024 budget request for the VA's research enterprise is $938.0 million, an increase of $22.0 million from the FY 2023 budget, excluding mandatory funding. In addition, the FY 2024 budget estimates $4.9 billion will be spent on telehealth treatment in FY 2024, an increase of $78.0 million from the FY 2023 estimate. The VA is continuing to expand this program because of its ability to leverage VA providers and provide better services to veterans.

Department of Health and Human Services

The FY 2024 budget request proposes $144.3 billion in discretionary budget authority for HHS and $1.7 trillion in mandatory funding for the department. The budget proposes $48.6 million in discretionary and mandatory resources for NIH, an increase of $920.0 million above FY 2023 enacted, to address the opioid crisis and ending HIV crises, make new investments in pandemic preparedness and nutrition research, and drive biomedical innovations. The budget also requests $45.0 million for telehealth, which is an increase of $7.0 million above FY 2023 enacted, to promote health services with telehealth technologies. The budget also provides for investment in programs that improve the health and well-being of young children and their families. This includes $13.1 billion for the Office of Head Start, principally to expand eligibility for participation in the program.

Department of Defense

The Military Health System ("MHS") is one of the largest health care systems, serving over 9.5 million beneficiaries. As a part of the DoD, the Defense Health Agency ("DHA") manages a global health care network of military and civilian medical professionals, military hospitals and clinics around the world, and supports the delivery of integrated health services to MHS beneficiaries. The funding and personnel to support MHS’s mission is referred to as the Unified Medical Budget ("UMB"). The FY 2024 UMB request for the Defense Health Program ("DHP") is $58.7 billion, an increase of 0.5% from FY 2023 enacted. It is anticipated that COVID-19 costs will decrease in FY 2024, driving a reduction in the budget request for DHP In Direct Care and Private Sector Care.

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

Potential impact of federal contractual set-aside laws and regulations:

The Federal government has an overall goal of 23% of prime contracts flowing through small businesses. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran-owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers best value to the U.S, When two qualifying small businesses cannot be identified, the VA may proceed to award contracts following a full and open bid process.

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

Results of Operations

Fiscal Year Ended September 30, 2023 as Compared to Fiscal Year Ended September 30, 2022

The following table summarizes, for the years indicated, consolidated statements of operations data expressed (in thousands except for per share amounts, and as percentages of revenue):

	Year Ended September 30,
	2023		2022		Change
Revenue	$375,872	100.0%	$395,173	100.0%	$(19,301)
Cost of operations
Contract costs	296,016	78.8%	322,886	81.8%	(26,870)
General and administrative costs	37,795	10.1%	30,730	7.8%	7,065
Impairment loss of long-lived asset	7,673	2.0%	—	—%	7,673
Corporate development costs	1,735	0.5%	614	0.1%	1,121
Depreciation and amortization	15,562	4.1%	7,665	1.9%	7,897
Total operating costs	358,781	95.5%	361,895	91.6%	(3,114)
Income from operations	17,091	4.5%	33,278	8.4%	(16,187)
Interest expense	16,271	4.3%	2,215	0.6%	14,056
Income before provision for income tax (benefit) expense	820	0.2%	31,063	7.8%	(30,243)
Provision for income tax (benefit) expense	(641)	(0.2)%	7,775	2.0%	(8,416)
Net income	$1,461	0.4%	$23,288	5.8%	$(21,827)
Net income per share - basic	$0.11		$1.82		$(1.71)
Net income per share - diluted	$0.10		$1.64		$(1.54)

Revenue

For the year ended September 30, 2023 revenue was $375.9 million, a decrease of $19.3 million or 4.9% over the prior year period. The decrease in revenue is due primarily to the completion of two task orders awarded under a FEMA contract to support Alaska with its response to COVID-19. The revenue contribution from those task orders in fiscal year 2022 was $125.8 million. Included in fiscal 2023 revenue is $107.0 million contributed from GRSi subsequent to the acquisition.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the year ended September 30, 2023, the contract costs decreased as compared to the prior fiscal year by $26.9 million to approximately $296.0 million primarily due to completion of the FEMA task orders, offset by the contribution from the acquisition of GRSi.

General and administrative costs are for employees and third parties not directly providing services to our customers, including but not limited to executive management, bid and proposal, accounting, and human resources. These costs increased as compared to the prior fiscal year by $7.1 million to approximately $37.8 million primarily due to the acquisition of GRSi.

Impairment loss of long-lived assets is a loss associated with a reduction of the fair value of an asset during the fourth quarter of fiscal 2023, DLH reduced its leased office space requirement by consolidating underutilized premises as part of a facility rationalization effort, to accurately reflect the operational needs of the business. As a result, the Company has determined that its Right of Use Assets experienced a reduction in fair value below its associated carrying value of $7.7 million.

Corporate development costs are incremental due diligence costs, such as legal and accounting fees. Fiscal year 2023 and 2022 costs were associated with the acquisition of GRSi.

For the year ended September 30, 2023, depreciation and amortization costs were approximately $0.8 million and $14.8 million, respectively, as compared to approximately $1.1 million and $6.6 million, respectively for the prior fiscal year, an aggregate increase of $7.9 million which is primary due to the acquisition of GRSi during the fiscal year.

Interest Expense

Interest expense includes items such as interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2023, interest expense was $16.3 million compared to interest expense, net of $2.2 million in the prior year, an increase of approximately $14.1 million over the prior year period. The increase in interest expense was primarily due to the increase in long-term debt associated with the acquisition of GRSi during the fiscal year.

Provision for Income Taxes

Provision for Income taxes for the fiscal year ended September 30, 2023 was a reduction of tax by $0.6 million, a decrease of approximately $8.4 million from the prior fiscal year. The effective tax rate was a negative 72.2% for the fiscal year ending September 30, 2023 and 24.8% for the fiscal year ending September 30, 2022.

Non-GAAP Financial Measures for Fiscal 2023 and 2022

The Company is presenting certain non-GAAP measures regarding its financial performance for the fiscal years ended September 30, 2023 and 2022. The measures presented are Adjusted Revenue, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share ("EPS"), Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), EBITDA Margin on Revenue, Adjusted EBITDA, and Adjusted EBITDA Margin on Adjusted Revenue. In calculating these measures, we have added the corporate development costs associated with completing the GRSi acquisition to our results for fiscal year 2023 and 2022, removed the impairment loss on certain real estate assets, and removed the contribution from the FEMA task orders from the results for fiscal year 2022. These resulting measures present our financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth below.

We have prepared these additional non-GAAP measures to eliminate the impact of items that we do not consider indicative of ongoing operating performance due to their inherently unusual or extraordinary nature. These non-GAAP measures of performance are used by management to conduct and evaluate its business during its review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We believe that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance.

These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Revenue, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted EPS, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Adjusted Revenue are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate each adjustment in our reconciliation to the nearest GAAP financial measures and (ii) use the aforementioned non-GAAP measures in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP. We have defined these non-GAAP measures as follows:

“Adjusted Revenue” represents revenue less the contribution to revenue from the short-term FEMA task orders.

“Adjusted Operating Income” represents operating income plus the corporate development costs associated with completing the GRSi acquisition in fiscal 2023 and 2022 and the impairment loss on the right of use asset incurred only in fiscal 2023, less the contribution from the FEMA task orders, which occurred only in fiscal 2022.

“Adjusted Net Income” represents net income including the corporate development costs associated with completing the acquisition, the impairment loss on the right of use asset, as well as the FEMA task orders.

“Adjusted Diluted EPS” represents diluted EPS calculated using Adjusted Net Income as opposed to net income.

"EBITDA" represents net income before income taxes, interest, depreciation and amortization.

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization and the corporate costs associated with completing the acquisition, and the impairment loss on the right of use asset less the contribution from FEMA task orders.

“Adjusted EBITDA Margin on Adjusted Revenue” is calculated as Adjusted EBITDA divided by Adjusted Revenue.

Below is a reconciliation of Adjusted Revenue, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted EPS, EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue and Adjusted EBITDA Margin on Adjusted Revenue reported for the fiscal years ended September 30, 2023 and 2022 compared to the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands, except for per share amounts):

	2023	2022	Change
Adjusted Revenue
Revenue	$375,872	$395,173	$(19,301)
Less: FEMA task orders to support Alaska (a)	—	125,773	(125,773)
Adjusted Revenue	$375,872	$269,400	$106,472

Adjusted Operating Income
Operating Income	$17,091	$33,278	$(16,187)
Impairment loss of long-lived asset (c)	7,673	—	7,673
Corporate development costs (b)	1,735	614	1,121
Less: FEMA task orders to support Alaska (d)	—	12,479	(12,479)
Adjusted Operating Income	$26,499	$21,413	$5,086

Adjusted Net income (e)
Net Income	$1,461	23,288	$(21,827)
Impairment loss of long-lived asset (c)	7,673	—	7,673
Corporate development costs (b)	1,735	614	1,121
Less: FEMA task orders to support Alaska (d)	—	12,479	(12,479)
Adjustment for tax effect (g)	(2,993)	3,007	(6,000)
Adjusted Net Income	$7,876	$14,430	$(6,554)

Adjusted Diluted Earnings Per Share (f)
Weighted average diluted shares outstanding	14,431	14,179	252
Diluted earnings per share	$0.10	$1.64	$(1.54)
Adjusted Diluted Earnings Per Share	$0.55	$1.01	$(0.46)

EBITDA, Adjusted EBITDA, EBITDA Margin on Revenue & Adjusted EBITDA Margin on Adjusted Revenue
Net Income	$1,461	$23,288	$(21,827)
Interest expense	16,271	2,215	14,056
Depreciation and amortization	15,562	7,665	7,897
Provision for income taxes	(641)	7,775	(8,416)
EBITDA	$32,653	$40,943	$(8,290)
Corporate development costs (b)	1,735	614	1,121
Impairment loss of long-lived asset (c)	7,673	—	7,673
Less: FEMA task order to support Alaska (d)	—	12,479	(12,479)
Adjusted EBITDA	$42,061	$29,078	$12,983
Net income margin on Revenue	0.4%	5.9%
EBITDA Margin on Revenue	8.7%	10.4%
Adjusted EBITDA Margin on Adjusted Revenue	11.2%	10.8%

(a): Represents revenue adjusted to exclude revenue from the short-term FEMA task orders during the fiscal year ended September 30, 2022.

(b): Represents corporate development costs we incurred to complete the GRSi transaction. These costs primarily include legal counsel, financial due diligence, customer market analysis and representation and warranty insurance premiums.

(c): Represents impairment loss of certain long-lived real estate assets associated with a reduction of the fair value of an asset prompted by a triggering event. During the fourth quarter of fiscal 2023, DLH reduced its leased office space requirement by consolidating underutilized premises as part of an ongoing facility rationalization effort, to accurately reflect the operational needs of the business. As a result, the Company has determined that its Right of Use Assets experienced a reduction in fair value below its associated carrying value and recorded a $7.7 million loss of fair value.

(d):Adjusted operating income represents the Company’s consolidated operating income, determined in accordance with GAAP, adjusted to add the corporate development costs associated with the GRSi acquisition for fiscal year 2023, adjusted to add back the impairment loss of certain real estate assets and adjusted to exclude the operating income derived from the FEMA task orders. Operating income for the FEMA task orders for the fiscal year ended September 30, 2022, is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs $112.1 million and general & administrative costs of $1.2 million.

(e) Adjusted net income represents the Company’s consolidated net income, determined in accordance with GAAP, adding back the impairment loss of long-lived assets and corporate development costs as defined, less the net income derived from the FEMA task orders. There was no net income derived from the FEMA task orders during the fiscal year ended September 30, 2023. For the fiscal year ended September 30, 2022, net income for the FEMA task orders is derived by subtracting from the revenue attributable to the tasks orders of $125.8 million the following amounts associated with such task orders: contract costs of $112.1 million, general & administrative costs of $1.2 million, and provision for income taxes of $3.2 million.

(f) Adjusted diluted earnings per share (adjusted diluted EPS) is calculated by adding back the effect on the Company's diluted EPS determined in accordance with GAAP, of the impairment loss of long-lived assets and corporate development costs as defined, as well as their tax effect as defined, and subtracting the effect on diluted EPS for the FEMA task orders.

(g) Tax effect is the impact the tax expense per the tax provision

Liquidity and Capital Management

The Company generated operating income of approximately $17.1 million and $33.3 million for the years ended September 30, 2023 and 2022, respectively and net income of approximately $1.5 million and $23.3 million for the years ended September 30, 2023 and 2022 respectively. Cash flows from operations totaled approximately $31.0 million and $1.2 million for the years ended September 30, 2023 and 2022, respectively. The increase in cash from operations was principally a result of a decrease in accounts receivable.

We used $181.2 million and $0.9 million of cash in investing activities during fiscal years 2023 and 2022, respectively. The cash utilized was predominantly due to the acquisition of GRSi and capital expenditures in fiscal years 2023 and 2022, respectively.

Cash used provided by financing activities during the fiscal year ended September 30, 2023 was approximately $150.2 million and cash used in financing activities during the fiscal year ended September 30, 2022 was $24.2 million, respectively. The cash provided by financial activities during the fiscal year ended September 30, 2023, was primarily due to the debt incurred to finance the acquisition of GRSi during the fiscal year. The activity in the fiscal year ended September 30, 2022 was primarily due to the early repayment of principal on our secured term loan. During the years ended September 30, 2023 and 2022, the Company repaid approximately $20.2 million and $24.8 million of secured term loan principal, respectively. We expect to continue to use the operating cash flow to pay outstanding debt.

A summary of the change in cash is presented below for the years ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Net cash provided by operating activities	$31,033	$1,243
Net cash used in investing activities	(181,197)	(872)
Net cash provided by (used in) financing activities	150,151	(24,194)
Net change in cash	$(13)	$(23,823)

Sources of Cash

As of September 30, 2023, our immediate sources of liquidity include cash of approximately $0.2 million, accounts receivable, and access to our secured revolving line of credit. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of September 30, 2023, we had unused borrowing capacity of $32.0 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities as of September 30, 2023 is as follows (in millions):

Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$169.8	SOFR[1] + 4.1%	December 8, 2027
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$9.5	SOFR[1] + 4.1%	December 8, 2027

1Secured Overnight Financing Rate ("SOFR") as of September 30, 2023 was 5.3%.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap on September 30, 2023 is $16.2 million and matures in 2024 and the fixed rate of 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of September 30, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.10%. The total floating-to-fixed swap balance as of September 30, 2023 is $112.2 million. The remaining outstanding balance of our secured term loan is subject to interest rate fluctuations.

(a) Represents the principal amounts payable on our secured term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the secured term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company accessed funds from the secured revolving line of credit during the year, but had $9.5 million outstanding balance at September 30, 2023.

The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of the secured term loan and secured revolving line of credit, including financial covenants, are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of September 30, 2023

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$179,359	$8,313	$38,000	$133,046	$—
Facility operating leases	23,489	3,501	7,962	5,668	6,358
Equipment operating lease	50	50	—	—	—
Contractual obligations	$202,898	$11,864	$45,962	$138,714	$6,358

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S.requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, and stock-based compensation. In addition, the Company estimates overhead charges and allocates such charges throughout the year. Actual results could differ from those estimates.

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

For time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost-reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For firm-fixed-price contracts, the consideration received for our performance is set at a predetermined price. Revenue for our firm-fixed-price contracts is recognized over time using a straight-line measure of progress. Contract costs are expensed as incurred. Estimated losses are recognized when identified.

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

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (P3Y to P7Y) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

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

Intangible assets are originally recorded at fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are P10Y.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2023, we performed an internal goodwill impairment evaluation with a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2023, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.

Provision for Income Taxes

The Company accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has fully utilized its net operating loss carryforwards.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than P10Y from the date of grant. Option awards may depend on the achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo method to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 of the accompanying notes to our consolidated financial statements contained elsewhere in this Annual Report, and we incorporate such discussion by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described in this Item 7A, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap on September 30, 2023 is $16.2 million and matures in 2024 and the fixed rate of 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of September 30, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.10%. The total floating-to-fixed swap balance as of September 30, 2023 is $112.2 million. As interest rates rise due to inflation-related pressures in the economy, we expect to continue to use interest rate swaps to mitigate our cash risk of rising rates. The Company has determined that a 1.0% increase to the SOFR rate would incrementally impact our interest expense by approximately $0.7 million per year. As of September 30, 2023, the interest rate was 9.51%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DLH Holdings Corp.
Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Workers' Compensation Claims Liabilities
Critical Audit Matter Description
The Company uses a combination of insured and self-insurance programs to cover workers’ compensation claims. Workers’ compensation claims liability represents management’s estimate of future amounts necessary to pay claims and related expenses related to workplace injuries that have occurred as of the balance sheet date. The estimated liability of workers’ compensation claims is based on an evaluation of information provided by the Company’s third-party administrators, coupled with an actuarial estimate of reported and incurred but not reported claims (together, IBNR). The process of arriving at an estimate of unpaid claims and estimated future losses involves a high degree of judgment and is affected by both internal and external events, including the Company's claims experience. The Company’s estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded as of September 30, 2023 required an increased audit effort. As a result, we identified the Company’s workers’ compensation claims liability as a critical audit matter because of certain significant assumptions management makes when estimating future incurred, but not reported, claims using both internal and external events to drive the accruals. Auditing these assumptions involved a high degree of judgement and subjectivity as changes in these assumptions could have a significant impact on the accruals recorded to estimate unpaid claims and the related expenses.
Response:
The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for workers’ compensation under accounting principles generally accepted in the United States of America. We assessed whether there were any changes to the Company’s estimation process during the current year. We assessed whether any changes in the business or environment, including any changes to claims handling practices, were appropriately considered in the reserve setting process as well. We tested the underlying data that served as inputs into the Company’s analysis, including historical claims from third parties and claims paid, to evaluate whether inputs and assumptions were reasonable. We compared management’s prior-year assumptions of expected claims development and ultimate loss to actuals incurred during the current year to identify and evaluate potential management bias in the determination of the workers’ compensation claims liability. We compared prior years' estimated losses to the subsequent actual losses by insurance year to evaluate the Company's estimation process. We tested the mathematical accuracy of the accrual as of September 30, 2023. We reviewed supporting vendor documentation related to the current year’s base premiums. We analyzed the qualifications of the Company’s third-party administrators for their expertise in this area.
Business Combination
Critical Audit Matter Description
As disclosed in Note 4 to the consolidated financial statements, effective December 8, 2022, the Company acquired the business operations of Grove Resource Solutions Inc. (“GRSi”). The Company applied the acquisition method of accounting for the GRSi business combination. This methodology requires the Company to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. We identified the Company's business combination as a critical audit matter because of the significant estimates and judgment used in determining the fair values assigned to acquired assets, especially those utilizing management’s assumptions in determining estimated future cash flows, and the significant auditor effort to audit these assumptions. The Company determines fair value using widely accepted valuation techniques, primarily discounted cash flow models and market-multiple analyses. These types of analyses require assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates, weighted average cost of capital, weighted average return analysis, contributory asset charges, as well as future revenue, including revenue growth rates, gross margins, operating expenses, and cash flows.
Response:

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination under accounting principles generally accepted in the United States of America, and tested the estimates of the fair value of the acquired assets and assumed liabilities. We determined that the business combination was accounted for in accordance with accounting principles generally accepted in the United States of America. We obtained a schedule of, and related documentation for, the allocation of the purchase price to the assets acquired and liabilities assumed, including amounts assigned to goodwill and intangible assets, and performed a test of details on the underlying key data and information related to the business combination and fair value estimates. We evaluated the appropriateness of specific key inputs supporting management’s estimates, comprising estimated future revenue, including revenue growth rates, gross margins, operating expenses, and cash flows. Additionally, with the assistance of our internal valuation specialists, we evaluated the appropriateness of unobservable inputs such as weighted average cost of capital, weighted average return analysis, discount rates, and contributory asset charges.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2007.

East Brunswick, New Jersey
December 6, 2023
PCAOB ID Number 100

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2023	2022
Revenue	$375,872	$395,173
Cost of Operations
Contract costs	296,016	322,886
General and administrative costs	37,795	30,730
Impairment loss of long-lived asset	7,673	—
Corporate development costs	1,735	614
Depreciation and amortization	15,562	7,665
Total operating costs	358,781	361,895
Income from operations	17,091	33,278
Interest expense	16,271	2,215
Income before provision for income taxes	820	31,063
Provision for income tax (benefit) expense	(641)	7,775
Net income	$1,461	$23,288

Net income per share - basic	$0.11	$1.82
Net income per share - diluted	$0.10	$1.64
Weighted average common shares outstanding
Basic	13,704	12,830
Diluted	14,431	14,179

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$215	$228
Accounts receivable	59,119	40,496
Other current assets	3,067	2,878
Total current assets	62,401	43,602
Goodwill	138,161	65,643
Intangible assets, net	124,777	40,884
Operating lease right-of-use assets	9,656	16,851
Deferred taxes, net	3,070	—
Equipment and improvements, net	1,590	1,704
Other long-term assets	186	328
Total assets	$339,841	$169,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,704	$26,862
Debt obligations - current, net of deferred financing costs	17,188	—
Accrued payroll	13,794	9,444
Operating lease liabilities - current	3,463	2,235
Other current liabilities	638	—
Total current liabilities	64,787	38,541
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	155,147	20,416
Operating lease liabilities - long-term	15,908	16,461
Deferred taxes, net	—	1,534
Other long-term liabilities	1,560	—
Total long-term liabilities	172,615	38,411
Total liabilities	237,402	76,952
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 13,950 and 13,047 at September 30, 2023 and 2022, respectively	14	13
Additional paid-in capital	99,974	91,057
Retained earnings	2,451	990
Total shareholders’ equity	102,439	92,060
Total liabilities and shareholders' equity	$339,841	$169,012

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2023	2022
Operating activities
Net income	$1,461	$23,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,562	7,665
Amortization of deferred financing costs charged to interest expense	2,182	664
Stock-based compensation expense	1,922	2,608
Deferred taxes, net	(4,604)	358
Impairment loss of long-lived asset	7,673	—
Changes in operating assets and liabilities
Accounts receivable	6,845	(7,049)
Other assets	1,757	1,387
Accrued payroll	(3,477)	319
Deferred revenue	—	(22,273)
Accounts payable and accrued liabilities	(75)	(5,855)
Other liabilities	1,787	131
Net cash provided by operating activities	31,033	1,243
Investing activities
Business acquisition, net of cash acquired	(180,572)	—
Purchase of equipment and improvements	(625)	(872)
Net cash used in investing activities	(181,197)	(872)
Financing activities
Proceeds from revolving line of credit	205,268	—
Repayment of revolving line of credit	(195,721)	—
Proceeds from debt obligations	168,000	17,000
Repayments of debt obligations	(20,188)	(41,750)
Payments of deferred financing costs	(7,666)	—
Proceeds from issuance of common stock upon exercise of options and warrants	1,108	837
Payment of tax obligations resulting from net exercise of stock options	(650)	(281)
Net cash provided by (used in) financing activities	150,151	(24,194)
Net change in cash	(13)	(23,823)
Cash - beginning of year	228	24,051
Cash - end of year	$215	$228
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$14,153	$1,528
Cash paid during the year for income taxes	$5,604	$9,282
Supplemental disclosures of non-cash activity
Common stock surrendered for the exercise of stock options	$238	$256
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2023 and 2022
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
Year Ended September 30, 2023
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,538	—	6,539
Expense related to director restricted stock units	—	—	718	—	718
Expense related to employee stock-based compensation	—	—	1,204	—	1,204
Stock issued for director restricted stock units	50	—	—		—
Exercise of stock options	393	—	1,107	—	1,107
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	1,461	1,461
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Year Ended September 30, 2022
Balance at September 30, 2021	12,714	$13	$87,893	$(22,298)	$65,608
Expense related to director restricted stock units	—	—	648	—	648
Expense related to employee stock options	—	—	1,960	—	1,960
Stock issued for director restricted stock units	53	—	—	—	—
Exercise of stock options	257	—	637	—	637
Common stock surrendered for the exercise of stock options	(31)	—	(281)	—	(281)
Exercise of stock warrants	54	—	200	—	200
Net income	—	—	—	23,288	23,288
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its subsidiaries ("DLH" or the "Company" and also referred to as "we," "us," and "our"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to costs including overhead and its allocation, assessing fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and leases liabilities, and loss development on workers' compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

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

We consider a contract with a customer to exist when there is a commitment by both parties (customer and Company), payment terms are determinable, there is commercial substance, and collectability is probably in accordance with Accounting Standards Codification ("ASC") No. 606, "Revenue from Contracts with Customers" ("Topic 606").

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
•Firm fixed price - We recognize revenue over time using a straight-line measure of progress.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of September 30, 2023, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 8 years.

Goodwill

At September 30, 2023, we performed an internal goodwill impairment evaluation on the year-end carrying value of approximately $138.2 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2023, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2022.

Provision for Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2023 and 2022. We report interest and penalties as a component of provision for income taxes. For the years ended September 30, 2023 and 2022, we recognized no interest and no penalties related to income taxes.

Stock-based Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on the achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses the Monte Carlo method to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

Stock-based Compensation Expense

Stock-based Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The stock-based compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo method that utilizes various probability factors and other criterion in establishing fair value of the grant. The related stock-based compensation expense is recognized over the service period. Stock based compensation is reliant on continued employment with the Company. These arrangements are forfeited upon employee separation and accounted for as they occur.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

Receivables

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that include costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses and estimate expected credit losses if appropriate based on customers collections. No allowance for doubtful accounts was deemed necessary at either September 30, 2023 or September 30, 2022.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of September 30, 2023 and 2022, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of September 30, 2023 and 2022, the Company has not issued any preferred stock.

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

Risks & Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of September 30, 2023, there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" which defers the end date for electing the relief provided in Topic 848 from December 31, 2022 to December 31, 2024. In the first quarter of fiscal 2023, the Company adopted the optional expedients and exceptions provided in Topic 848. The adoption did not have a material impact on the Company’s consolidated financial statements. DLH adopted the standard in fiscal year 2023 by virtue of the loan modification on December 8, 2022 that converted the basis of the interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). DLH had no other contracts or offerings that used LIBOR as a basis for rates.

4. Business Combination

Acquisition of Grove Resource Solutions, LLC

On December 8, 2022, the Company acquired 100% of the equity interests of GRSi for a purchase price of $188 million, inclusive of the working capital adjustment completed and paid. The acquisition was financed through a combination of:

•borrowings of $181.5 million under the Company’s amended and restated credit facility; and
•common stock issued of approximately 0.5 million shares, which were valued at $6.5 million in the aggregate, based on the shares issued to the previous owners as determined by the equity purchase agreement and the stock price on the acquisition date.

The acquisition of GRSi was consistent with the Company’s growth strategy, as it provided contract diversification, expansion of key capabilities and increased presence in the military health market. The goodwill derived from this transaction is primarily due to these attributes.

The Company has used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The purchase price for GRSi was $188 million adjusted to reflect acquired cash, assumed liabilities and net working capital adjustments.

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

In accordance with ASU 2017-01, the Company evaluated the transaction as an acquisition of a business. The Company has assessed the acquisition price to the fair value of the assets and liabilities of GRSi at the acquisition date. We accounted for the total acquisition consideration and allocation of fair value of the related assets and liabilities at December 8, 2022 as follows (in thousands):

Purchase price for GRSi	$187,997

Purchase price allocation:
Cash	747
Accounts receivable	25,468
Other current assets	1,354
Equipment and improvements, net	463
Intangible assets	98,688
Accounts payable and accrued expenses	(2,449)
Payroll liabilities	(7,826)
Other current liabilities	(325)
Other long-term assets and liabilities	(781)
Identifiable net assets acquired	115,339

Goodwill	$72,658

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

During the year ended September 30, 2023, following the completion of the acquisition, GRSi contributed approximately $107.0 million of revenue and $4.4 million of income from operations, which includes $8.2 million of non-cash intangible asset amortization expense.

The unaudited pro forma information below is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma information was prepared by combining our reported historical results with the historical results of GRSi for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•The impact of recording GRSi's intangible asset amortization.
•The impact of interest expense for the new credit facility.
•The removal of legacy GRSi director's fees.
•The removal of transaction costs for the acquisition incurred by GRSi.

The following table presents certain unaudited results for the year ended September 30, 2023 as though the acquisition of GRSi had occurred on October 1, 2022 (in thousands):

	Twelve Months Ended
	September 30,
Pro forma results	2023	2022
Revenue	$402,958	$507,251
Net income	2,054	18,912

Number of shares outstanding - basic	13,704	12,830
Number of shares outstanding - diluted	14,431	14,179

Basic earnings per share	$0.15	$1.47
Diluted earnings per share	$0.14	$1.33

5. Revenue Recognition

The following table summarizes the contract balances recognized within the Company's consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Contract assets	$20,542	$7,682

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer for the years ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Department of Health and Human Services	$161,311	$102,201
Department of Veterans Affairs	138,862	126,106
Department of Defense	70,325	33,612
Department of Homeland Security	919	126,576
Other	4,455	6,678
Revenue	$375,872	$395,173

Revenue by contract type for the years ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Time and Materials	$209,951	$308,944
Cost Reimbursable	81,797	46,231
Firm Fixed Price	84,124	39,998
Revenue	$375,872	$395,173

Revenue by whether the Company acts as a prime contractor or a subcontractor for the years ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Prime Contractor	$356,792	$366,571
Subcontractor	19,080	28,602
Revenue	$375,872	$395,173

6. Leases

The following table summarizes lease balances presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Operating lease right-of-use assets (a)	$9,656	$16,851

Operating lease liabilities, current	$3,463	$2,235
Operating lease liabilities, long-term	15,908	16,461
Operating lease liabilities	$19,371	$18,696

(a) Impairment loss of long-lived assets is a loss associated with a reduction of the fair value of an asset prompted by a triggering event. During the fourth quarter of fiscal 2023, DLH reduced its leased office space requirement by consolidating underutilized premises as part of an ongoing facility rationalization effort, to accurately reflect the operational needs of the business. As a result, the Company has determined that its Right of Use Assets experienced a reduction in fair value below its associated carrying value and recorded a $7.7 million loss of fair value.

For the years ended September 30, 2023 and 2022, total lease costs for our operating leases are as follows (in thousands):

	2023	2022
Operating	$3,911	$3,548
Short-term	287	114
Variable	95	120
Sublease income (a)	(282)	(258)
Lease costs	$4,011	$3,524

(a): The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

The Company's future minimum lease payments as of September 30, 2023 are as follows (in thousands):

For the Fiscal Year Ending September 30,
2024	$4,612
2025	3,928
2026	3,700
2027	2,627
2028	2,377
Thereafter	6,295
Total future minimum lease payments	$23,539
Less: imputed interest	(4,168)
Present value of future minimum lease payments	$19,371
Less: current portion of operating lease liabilities	(3,463)
Long-term operating lease liabilities	$15,908

At September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate are 6.3 years and 6.3%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases is as follows for the years ending September 30, 2023 and 2022 (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$4,468	$3,411
New lease liabilities, net of new right-of-use-assets	120	—
Other lease information	$4,588	$3,411

7. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Billed receivables	$38,577	$32,814
Contract assets	20,542	7,682
Allowance for doubtful accounts	—	—
Accounts receivable	$59,119	$40,496

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Prepaid licenses and other expenses	$1,330	$1,196
Prepaid insurance and benefits	743	737
Other receivables	994	945
Other current assets	$3,067	$2,878

Goodwill

The change in the carrying amount of goodwill as follows presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

Balance at September 30, 2022	$65,643
Increase from GRSi acquisition (a)	72,658
Tax Adjustment GRSI acquisition	(140)
Goodwill	$138,161

Ref (a); The Company has completed its valuation assessment of the GRSi acquisition. Please refer to Note 4 for more information.

Intangible assets, net

The following table summarizes intangible assets, net presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Intangible assets
Customer contracts and related customer relationships	$113,622	$47,044
Backlog	37,249	15,237
Trade names	13,034	3,051
Covenants-not-to-compete	637	522
Total intangible assets	$164,542	$65,854
Less accumulated amortization:
Customer contracts and related customer relationships	(29,929)	(19,731)
Backlog	(7,273)	(3,875)
Trade names	(2,185)	(1,048)
Covenants-not-to-compete	(378)	(316)
Total accumulated amortization	$(39,765)	$(24,970)
Intangible assets, net	$124,777	$40,884

Total amount of amortization expense for each of the years ended September 30, 2023 and 2022 was $14.8 million and $6.6 million, respectively.

As of September 30, 2023, the estimated annual amortization expense is as follows (in thousands):

For the Fiscal Year Ending September 30,
2024	$16,456
2025	16,456
2026	15,721
2027	14,694
2028	14,694
Thereafter	46,756
Amortization expense	$124,777

At September 30, 2023, the weighted-average remaining amortization period in total was 8.3 years. At September 30, 2023, the weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants-not-to-compete was 8.2 years, 8.3 years, 8.7 years, 6 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Furniture and equipment	$1,790	$893
Computer equipment and software	6,479	6,723
Leasehold improvements	1,614	1,614
Total equipment and improvements	$9,883	$9,230
Less: accumulated depreciation and amortization	(8,293)	(7,526)
Equipment and improvements, net	$1,590	$1,704

Depreciation and amortization was $0.8 million and $1.1 million for the years ended September 30, 2023 and 2022, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets at September 30, 2023and 2022 (in thousands):

	2023	2022
Accounts payable	$12,603	$11,886
Accrued benefits	6,414	3,857
Accrued bonus and incentive compensation	4,719	3,625
Accrued workers' compensation insurance	2,369	4,880
Accrued Interest	1,309	—
Other accrued expenses	2,290	2,614
Accounts payable and accrued liabilities	$29,704	$26,862

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Accrued Leave	$9,621	$6,345
Accrued payroll	2,487	1,946
Accrued payroll taxes	1,173	411
Accrued severance	513	742
Accrued payroll	$13,794	$9,444

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets at September 30, 2023 and 2022 (in thousands):

	2023	2022
Secured revolving line of credit	$9,546	$—
Secured term loan	169,813	22,000
Less: unamortized deferred financing costs	(7,024)	(1,584)
Net bank debt obligations	$172,335	$20,416
Less: current portion of debt obligations, net of deferred financing costs (a)	(17,188)	—
Long-term portion of debt obligations, net of deferred financing costs	$155,147	$20,416

As of September 30, 2023, we have satisfied mandatory principal payments on our secured term loan.

(a) Current portion comprises term loan amortization of $8.3 million and the $9.5 million outstanding balance on the secured revolving line of credit, net of $7.0 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the years ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Interest expense (a)	$14,153	$1,574
Interest income (b)	(64)	(23)
Amortization of deferred financing costs (c)	2,182	664
Interest expense	$16,271	$2,215

(a): Interest expense on borrowing
(b): Interest income
(c): Amortization of expenses related to secured term loan and secured revolving line of credit.

8. Credit Facilities

A summary of our credit facilities as of September 30, 2023 and 2022 is as follows (in millions):

	2023			2022
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$169.8	SOFR[1] + 4.1%	Secured term loan (a) due September 30, 2025	$22.0	LIBOR[2] + 2.5%
Secured revolving line of credit (b) due December 8, 2027	$9.5	SOFR[1] + 4.1%	Secured revolving line of credit (b) due September 30, 2025	$—	LIBOR[2] + 2.5%

1Secured Overnight Financing Rate ("SOFR") as of September 30, 2023 was 5.3%.
2LIBOR rate as of September 30, 2022 was 2.52%.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

On September 30, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The notional amount in the floating-to-fixed interest rate swap on September 30, 2023 is $16.2 million and matures in 2024 and the fixed rate of 1.61%. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of September 30, 2023 is $96.0 million, it matures in January 2026, and the fixed rate is 4.10%. The total floating-to-fixed swap balance as of September 30, 2023 is $112.2 million. As a result of entering these agreements, for the twelve months ended September 30, 2023, interest expense has been decreased by approximately $0.9 million.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.00 to 2.00:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of September 30, 2023.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million each for fiscal years 2023 and 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.8 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made a mandatory payment of $3.6 million and voluntary prepayments of $5.9 million during the quarter ended September 30, 2023 bringing the outstanding principal balance on the secured term loan to $169.8 million. We have satisfied the mandatory principal payment the quarter ended December 31, 2023 and partially satisfied the mandatory prepayment for the quarter ended March 31, 2024.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.50:1.00; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.50:1.00 but greater than or equal to 1.50:1.00; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.50:1.00. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. Due to the voluntary prepayment of term debt, there was no excess cash flow payment required. For additional information regarding the schedule of future payment obligations, please refer to Note 11 Commitments and Contingencies.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of September 30, 2023, we had unused borrowing capacity of $32.0 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $9.5 million outstanding balance at September 30, 2023. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

9. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2023, there were 1.0 million shares available for grant.

Total stock-based compensation expense, presented in the table below, is recorded in general and administrative expenses included in our consolidated statements of operations for the years ended September 30, 2023 and 2022 (in thousands):

	2023	2022
DLH employees (a)	$1,204	$1,960
Non-employee directors (b)	718	648
Stock option expense	$1,922	$2,608

(a): Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 211,228 and 140,404 at September 30, 2023 and 2022, respectively. During the fiscal year ended September 30, 2023, 197,174 RSUs were granted to Executive Officers. Of the RSUs granted, 141,892 have performance-based vesting criteria and the remaining 55,282 have service-based vesting criteria. At a 50% volatility and assumptions of a 3-year term and the performance vesting criteria results in an indicated a fair value. The RSUs granted during the fiscal year ended September 30, 2023, as follows using the Monte Carlo Method.

				Volatility
				50%
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Calculated Fair Value
January 27, 2023	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2022	3	$3.51
January 27, 2023	Stock price	Stock price is at least $33.21 per share average for the 30 days prior to the end of the performance period	3	$2.92
Notes: Results based on 100,000 simulations

(b): Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 50,367 and 53,510 restricted stock units were issued and outstanding at September 30, 2023 and 2022, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the years ending September 30, 2023 and 2022 (in thousands):

	2023	2022
Unrecognized expense for DLH employees (a)	$7,107	$5,214
Unrecognized expense	$7,107	$5,214

(a): On a weighted average basis, this expense is expected to be recognized within the next 4.20 years.

Stock option activity for the year ended September 30, 2023:

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount will change based on the fair market value of the Company’s stock. A summary of the Company's stock option awards is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding, September 30, 2022	2,392	$7.05	5.4	$13,566
Granted (a)	470	11.57	—	—
Exercised	(393)	3.42	—	—
Cancelled	(191)	9.54	—	—
Outstanding, September 30, 2023	2,278	$8.40	5.8	$8,693
Vested and exercisable, September 30, 2023	1,608	$6.43	4.3	$8,648

(a): Utilizing a volatility of 50% along with assumptions of a 10-year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the options granted during the year ended September 30, 2023, as follows using the Monte Carlo method:

			Vesting	Expected
	Strike	Stock	Threshold	Term	Calculated
Grant Date	Price	Price	Price	(Years)	Fair Value
January 26, 2023	$11.66	$11.66	$15.00	10	$7.41
August 31, 2023	$11.08	$11.08	$14.25	10	$7.41
August 31, 2023	$11.08	$11.08	$16.50	10	$7.41
Note: Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the years ended September 30, 2023 and 2022 (in thousands):

	Number of Shares
	2023	2022
Vested and exercisable	1,608	2,117
Unvested (a)	670	275
Options outstanding	2,278	2,392

(a): Certain awards vest upon satisfaction of certain performance criteria.

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

Earnings Per Share information is presented in the table below for the years ending September 30, 2023 and 2022 (in thousands except for per share amounts):

	2023	2022
Numerator:
Net income	$1,461	$23,288
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	13,704	12,830
Effect of dilutive securities:
Stock options and restricted stock	727	1,349
Denominator for diluted net income per share - weighted-average outstanding shares	$14,431	$14,179
Net income per share - basic	$0.11	$1.82
Net income per share - diluted	$0.10	$1.64

11. Commitments and Contingencies

Contractual Obligations as of September 30, 2023 (in thousands):

		Payments Due Per Fiscal Year
	Total	2024	2025	2026	2027	2028	Thereafter
Debt obligations	$179,359	$8,313	$19,000	$19,000	$23,750	$109,296	$—
Facility operating leases	23,489	4,560	3,928	3,700	2,627	2,377	6,297
Equipment operating leases	50	50	—	—	—	—	—
Contractual obligations	$202,898	$12,923	$22,928	$22,700	$26,377	$111,673	$6,297

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

12. Related Party Transactions

The Company has determined that for the years ended September 30, 2023 and 2022 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

13. Provision for Income Taxes

The significant components of provision for income taxes from continuing operations are summarized as follows for the years ending September 30, 2023 and 2022 (in thousands):

	2023	2022
Current expense	$3,823	$7,351
Deferred expense	(4,464)	424
Income tax (benefit) expense	$(641)	$7,775

The following table presents the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations for the years ending September 30, 2023 and 2022 (in thousands):

	2023	2022
Income taxes at the federal statutory rate	$187	$6,523
State taxes, net	(536)	1,158
Other permanent items	(292)	94
Income tax (benefit) expense	$(641)	$7,775

An analysis of the Company's deferred tax assets and liabilities at September 30, 2023 and 2022 is as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carry forwards, net	$855	$296
Stock based compensation	708	668
Accrued compensation	2,094	2,108
Capitalized transaction costs	973	—
Right of use asset/liability	1,669	—
Interest limitation	2,601	—
Total deferred tax assets	$8,900	$3,072
Less: valuation allowance	(847)	(262)
Total deferred tax assets, net	$8,053	$2,810
Deferred tax liabilities:
Depreciation on fixed assets	(418)	(458)
Amortization on identified intangibles and goodwill	(4,050)	(3,375)
Accrued expenses	(515)	(407)
Right of use liability	—	(104)
Total deferred tax liabilities	$(4,983)	$(4,344)
Net deferred tax assets (liabilities)	$3,070	$(1,534)

14. Employee Benefit Plans
As of September 30, 2023, the Company maintains a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401(k) Plan. The Company recorded related expense of $2.6 million and $2.2 million for the years ending September 30, 2023 and 2022, respectively. Participants are always fully vested in their elective contributions and vest in Company matching contributions over a four-year period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and President and Chief Financial Officer ("CFO"), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and President and CFO, to allow timely decisions regarding required disclosure.

Our management, including our CEO and President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2023.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

WithumSmith+Brown, PC, an independent registered public accounting firm, has audited the Company's consolidated financial statements and has reported on the Company's internal control over financial reporting as of September 30, 2023. The audit report can be found in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of our fiscal year ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2023. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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
(a)(3)  Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.		Description
2.1	†
Equity Purchase Agreement among DLH Holdings Corp., Grove Resource Solutions, LLC, the Equity holders, Omega D and D Corporation, and the Representative of the Equity holders (filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 14, 2022).

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

10.7
First Amendment to Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc,, Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2019).

10.8
Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2020).

10.9	††
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

10.15	#	Employment Offer Letter between the Company and G. Maliek Ferebee (filed as Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended September 30, 2021)
10.16	#	Change in Control, Severance and Covenant Agreement between the Company and G. Maliek Ferebee (filed as Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended September 30, 2021)
10.17	#	Form of performance-based restricted stock unit award granted January 27, 2023 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).
10.18	#	Form of time-based restricted stock unit award granted January 27, 2023 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).
10.19	#	Employment agreement between the Company and Kathryn M JohnBull dated September 21, 2023 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 25, 2023).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97	*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

104.0		Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)
* Indicates exhibit is filed electronically herewith.
# Denotes a management contract or compensation plan or arrangement.
† Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and other similar attachments upon request by the SEC.

†† Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ KATHRYN M. JOHNBULL
By:	Kathryn M. JohnBull Chief Financial Officer (Principal Accounting Officer)
Dated: December 6, 2023
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Frederick G. Wasserman	Chairman of the Board	December 6, 2023
Frederick G. Wasserman

/s/ Judith L. Bjornaas	Director	December 6, 2023
Judith L. Bjornaas

/s/ Martin J. Delaney	Director	December 6, 2023
Martin J. Delaney

/s/ Elder Granger, M.D.	Director	December 6, 2023
Elder Granger, M.D.

/s/ Frances Murphy, M.D.	Director	December 6, 2023
Frances Murphy, M.D.

/s/ Austin J. Yerks III	Director	December 6, 2023
Austin J. Yerks III

/s/ Stephen J. Zelkowicz	Director	December 6, 2023
Stephen J. Zelkowicz

/s/ Zachary C. Parker	Chief Executive Officer, President and Director	December 6, 2023
Zachary C. Parker

/s/ Kathryn M. JohnBull	Chief Financial Officer and Principal Accounting Officer	December 6, 2023
Kathryn M. JohnBull