Form 10-Q
period 2023-12-31
DLH Holdings Corp.
filed 2024-01-31
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,230,708 shares of Common Stock, par value $0.001 per share, were outstanding as of January 30, 2024.

DLH HOLDINGS CORP.
FORM 10-Q

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,
	2023	2022
Revenue	$97,850	$72,738
Cost of operations:
Contract costs	79,081	57,256
General and administrative costs	7,697	7,424
Corporate development costs	—	1,735
Depreciation and amortization	4,253	2,402
Total operating costs	91,031	68,817
Income from operations	6,819	3,921
Interest expense	4,658	1,830
Income before provision for income tax	2,161	2,091
Provision for income tax expense	10	544
Net income	$2,151	$1,547

Net income per share - basic	$0.15	$0.12
Net income per share - diluted	$0.15	$0.11

Weighted average common stock outstanding
Basic	14,032	13,306
Diluted	14,796	14,276

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	December 31, 2023	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$131	$215
Accounts receivable	55,577	59,119
Other current assets	2,916	3,067
Total current assets	58,624	62,401
Goodwill	138,161	138,161
Intangible assets, net	120,663	124,777
Operating lease right-of-use assets	8,996	9,656
Deferred taxes, net	3,076	3,070
Equipment and improvements, net	1,625	1,590
Other long-term assets	185	186
Total assets	$331,330	$339,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,307	$29,704
Debt obligations - current, net of deferred financing costs	16,130	17,188
Accrued payroll	15,703	13,794
Operating lease liabilities - current	3,353	3,463
Other current liabilities	564	638
Total current liabilities	58,057	64,787
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	151,870	155,147
Operating lease liabilities - long-term	15,042	15,908
Other long-term liabilities	1,559	1,560
Total long-term liabilities	168,471	172,615
Total liabilities	226,528	237,402
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,105 and 13,950 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	14	14
Additional paid-in capital	100,186	99,974
Retained earnings	4,602	2,451
Total shareholders’ equity	104,802	102,439
Total liabilities and shareholders' equity	$331,330	$339,841

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	December 31,
	2023	2022
Operating activities
Net income	$2,151	$1,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,253	2,402
Amortization of deferred financing costs charged to interest expense	642	276
Stock-based compensation expense	620	552
Deferred taxes, net	(6)	(13)
Changes in operating assets and liabilities:
Accounts receivable	3,542	780
Other assets	510	994
Accounts payable and accrued liabilities	(7,397)	1,075
Accrued payroll	1,909	347
Other liabilities	(1,153)	13
Net cash provided by operating activities	5,071	7,973
Investing activities
Business acquisition, net of cash acquired	—	(179,958)
Purchase of equipment and improvements	(174)	(384)
Net cash used in investing activities	(174)	(180,342)
Financing activities
Proceeds from revolving line of credit	69,831	—
Repayment of revolving line of credit	(64,026)	—
Proceeds from debt obligations	—	200,703
Repayments of debt obligations	(10,378)	(19,327)
Payments of deferred financing costs	—	(7,221)
Proceeds from issuance of common stock upon exercise of options and warrants	261	—
Payment of tax obligations resulting from net exercise of stock options	(669)	(650)
Net cash (used in) provided by financing activities	(4,981)	173,505
Net change in cash	(84)	1,136
Cash - beginning of period	215	228
Cash - end of period	$131	$1,364
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,972	$339
Cash paid during the period for income taxes	$—	$5
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$244	$238

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands, except for per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	80	—	80
Expense related to employee stock options	—	—	540	—	540
Exercise of stock options	220	—	261	—	261
Common stock surrendered for the exercise of stock options	(65)	—	(669)	—	(669)
Net income	—	—	—	2,151	2,151
Balance at December 31, 2023	14,105	$14	$100,186	$4,602	$104,802

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,999	—	7,000
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	372	—	372
Exercise of stock options	250	—	—	—	—
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	1,547	1,547
Balance at December 31, 2022	13,757	$14	$97,958	$2,537	$100,509

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2023

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.

Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024 or any future period. Amounts as of December 31, 2023 and for the three months ended December 31, 2023 and 2022 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 6, 2023.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating costs including overhead and its allocation, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, and right-of-use assets and leases liabilities. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

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

Contract assets - Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before we have the right to bill, resulting in contract assets. These contract assets are reported within accounts receivable on our consolidated balance sheets and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

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

Equipment and improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Intangible assets (other than goodwill) are originally recorded at fair value and are amortized on a straight-line basis over their estimated useful lives of 10 years.

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

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2023 or September 30, 2023. We report interest and penalties as a component of provision for income taxes. During the three months ended December 31, 2023 and 2022, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2023 or September 30, 2023.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2023 and September 30, 2023, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of December 31, 2023 and September 30, 2023, the Company has not issued any preferred stock.

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

Risks & Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of December 31, 2023, there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In November 2023, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures" which provides guidance intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and each reported measure of segment profit or loss. The ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280.

The amendments in this update are effective for all entities for its annual filings occurring after December 31, 2023, and interim periods after December 15, 2024. We are currently evaluating the impacts of the single reportable segment disclosures.

In December 2023, FASB issued ASU 2023-09 "Income taxes (Topic 740): Improvements to Income Tax Disclosures" which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. DLH is a public company that reports income tax disclosures and therefore this ASU applies to the Company. The amendments in this update are effective for all entities for its annual filings occurring after December 31, 2023. We are currently evaluating the impacts of the improvements to income tax disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Contract assets	$19,234	$20,542

Contract assets are included as part of the accounts receivable on the consolidated balances sheets. Contract liabilities had no balance as of December 31, 2023 and September 30, 2023.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer for the three months ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Department of Health and Human Services	$44,297	$27,305
Department of Veterans Affairs	34,680	33,708
Department of Defense	16,871	10,263
Other	2,002	1,462
Total	$97,850	$72,738

Revenue by contract type for the three months ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Time and Materials	$54,789	$48,991
Cost Reimbursable	19,751	12,580
Firm Fixed Price	23,310	11,167
Total	$97,850	$72,738

Revenue by whether the Company acts as a prime contractor or a subcontractor for the three months ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Prime Contractor	$87,633	$67,981
Subcontractor	10,217	4,757
Total	$97,850	$72,738

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets was as follows (in thousands):

	December 31,	September 30,
	2023	2023
Operating lease right-of-use assets	$8,996	$9,656

Operating lease liabilities, current	$3,353	$3,463
Operating lease liabilities - long-term	15,042	15,908
Total operating lease liabilities	$18,395	$19,371

As of December 31, 2023, operating leases for facilities and equipment have remaining lease terms of less than 1 to 8 years.

For the three months ended December 31, 2023 and 2022, total lease costs for our leases was as follows (in thousands):

	2023	2022
Operating	$873	$947
Short-term	50	43
Variable	37	31
Sublease income (a)	(67)	(71)
Total lease costs	$893	$950

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of December 31, 2023 was as follows (in thousands):

Fiscal year ending:
2024 (remaining)	$3,833
2025	3,928
2026	3,700
2027	2,627
2028	2,377
Thereafter	6,295
Total future lease payments	22,760
Less: imputed interest	(4,365)
Present value of future minimum lease payments	18,395
Less: current portion of operating lease liabilities	(3,353)
Long-term operating lease liabilities	$15,042
At December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate are 6.2 years and 6.3%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases for the three months ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,237	$1,022
Lease liabilities arising from obtaining right-of-use assets	—	3,541
Other lease information	$1,237	$4,563

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Billed receivables	$36,343	$38,577
Contract assets	19,234	20,542
Allowance for doubtful accounts	—	—
Accounts receivable	$55,577	$59,119

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Prepaid insurance and benefits	$1,460	$1,330
Prepaid licenses and other expenses	477	743
Other receivables	979	994
Other current assets	$2,916	$3,067
Goodwill

The change in the carrying amount of goodwill as follows presented on our consolidated balance sheets as follows (in thousands):

Balance at September 30, 2023	$138,161
Activity during the fiscal periods:
No activity	—
Balance at December 31, 2023	$138,161

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Covenants not to compete	637	637
Trade name	13,034	13,034
Backlog	37,249	37,249
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(32,771)	(29,929)
Covenants not to compete	(394)	(378)
Trade name	(2,510)	(2,185)
Backlog	(8,204)	(7,273)
Total accumulated amortization	(43,879)	(39,765)
Intangible assets, net	$120,663	$124,777

Amortization expense was $4.1 million and $2.2 million for the three months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the estimated amortization expense per fiscal year as follows (in thousands):

Fiscal year ending:
2024 (remaining)	$12,341
2025	16,455
2026	15,722
2027	14,694
2028	14,694
Thereafter	46,757
Total amortization expense	$120,663

At December 31, 2023, the weighted-average remaining amortization period in total was 8.1 years. At September 30, 2023, the weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants not to compete was 8.0 years, 8.3 years, 8.4 years, 5.8 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Furniture and equipment	$2,025	$1,790
Computer equipment and software	6,418	6,479
Leasehold improvements	1,614	1,614
Total equipment and improvements	10,057	9,883
Less: accumulated depreciation and amortization	(8,432)	(8,293)
Equipment and improvements, net	$1,625	$1,590

Depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended December 31, 2023 and 2022, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Accounts payable	$9,213	$12,603
Accrued benefits	5,510	6,414
Accrued workers' compensation insurance	2,300	2,369
Accrued bonus and incentive compensation	1,075	4,719
Accrued interest	1,353	1,309
Other accrued expenses	2,856	2,290
Accounts payable and accrued liabilities	$22,307	$29,704

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Accrued leave	$9,046	$9,621
Accrued payroll	5,183	2,487
Accrued payroll taxes	1,115	1,173
Accrued severance	359	513
Accrued payroll	$15,703	$13,794

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2023	2023
Secured term loan	$159,031	$169,813
Secured revolving line of credit	15,350	9,546
Less: unamortized deferred financing costs	(6,381)	(7,024)
Net bank debt obligations	168,000	172,335
Less: current portion of debt obligations, net of deferred financing costs (a)	(16,130)	(17,188)
Long-term portion of debt obligations, net of deferred financing costs	$151,870	$155,147

As of December 31, 2023, we have satisfied mandatory principal payments on our secured term loan.

(a) As of December 31, 2023, the current portion comprises term loan amortization of $2.3 million and the $15.4 million outstanding balance on the secured revolving line of credit, net of $1.5 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the three months ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Interest expense (a)	$4,016	$1,554
Amortization of deferred financing costs (b)	642	276
Interest expense	$4,658	$1,830

(a) Interest expense on borrowing.
(b) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

December 31, 2023			September 30, 2023
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$159,031	SOFR[1] + 4.1%	Secured term loan (a) due December 8, 2027	$169,813	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$15,350	SOFR[1] + 4.1%	Secured revolving line of credit (b) due December 8, 2027	$9,546	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of December 31, 2023 and September 30, 2023 were 5.4% and 5.3% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On September 19, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The swap has a notional of $9.0 million at December 31, 2023, a fixed interest rate of 1.61% and a maturity date of June 7, 2024. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB which has a notional amount of $96.0 million at December 31, 2023, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the three months ended December 31, 2023, interest expense has been decreased by approximately $0.4 million.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.00 to 2.00:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes (benefit) expense, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of December 31, 2023.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million each for fiscal years 2023 and 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made voluntary prepayments of $10.8 million during the quarter ended December 31, 2023 bringing the outstanding principal balance on the secured term loan to $159.0 million. We have satisfied the mandatory principal payments through the end of fiscal 2024.

In addition to quarterly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for the immediately preceding fiscal year in which indebtedness to consolidated EBITDA ratio is greater than or equal to 2.5:1; (b) 50% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 2.5:1 but greater than or equal to 1.5:1; or (c) 0% of the excess cash flow for the immediately preceding fiscal year in which the funded indebtedness to consolidated EBITDA Ratio is less than 1.5:1. In addition, the Company must make additional mandatory prepayment of amounts outstanding based on proceeds received from asset sales and sales of certain equity securities or other indebtedness. Due to the voluntary prepayment of term debt, there was no excess cash flow payment required. For additional information regarding the schedule of future payment obligations, please refer to Note 10. Commitments and Contingencies.

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of December 31, 2023, we had unused borrowing capacity of $22.8 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $15.4 million outstanding balance at December 31, 2023. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2023, there were 0.8 million shares available for grant.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations for the three months ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
DLH employees (a)	$540	$372
Non-employee directors (b)	80	180
Total stock option expense	$620	$552

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, including both RSU and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 367,795 and 140,404 at December 31, 2023 and 2022, respectively. During the three months ended December 31, 2023, 169,544 RSUs were granted to Executive Officers. Of the RSUs granted, 84,773 have performance-based vesting criteria and the remaining 84,771 have service-based vesting criteria. The RSUs granted during the three months ended December 31, 2023, were valued as follows using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 61,525 and 53,510 restricted stock units were issued and outstanding at December 31, 2023 and 2022, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

				Volatility
				50%
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Fair Value
December 15, 2023	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2023	3	$3.82
December 15, 2023	Stock price	Stock price is at least $25.65 per share average for the 30 days prior to the end of the performance period	3	$5.36
Notes:
Results based on 100,000 simulations

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the three months ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Unrecognized expense for DLH employees (a)	$7,983	$4,750
Unrecognized expense for non-employee directors	539	538
Total unrecognized expense	$8,522	$5,288

(a) On a weighted average basis, the unrecognized expense for the three months ended December 31, 2023 is expected to be recognized within the next 3.42 years.

Stock option activity for the three months ended December 31, 2023

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2023	2,278	$8.40	5.80	$8,693
Granted	—	—	—	—
Exercised	(220)	2.29	—	—
Cancelled	(25)	11.66	—	—
Options outstanding, December 31, 2023	2,033	$9.02	6.00	$13,803
Vested and exercisable, December 31, 2023	1,423	$7.18	4.80	$12,208

Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	December 31,	September 30,
	2023	2023
Vested and exercisable	1,423	1,608
Unvested (a)	610	670
Options outstanding	2,033	2,278
(a) Certain awards vest upon satisfaction of certain performance criteria.

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

Earnings per share information is presented in the table below for the three months ended December 31, 2023 and 2022 as follows (in thousands except for per share amounts):

	2023	2022
Numerator:
Net income	$2,151	$1,547
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,032	13,306
Effect of dilutive securities:
Stock options and restricted stock	764	970
Denominator for diluted net income per share - weighted-average outstanding shares	14,796	14,276

Net income per share - basic	$0.15	$0.12
Net income per share - diluted	$0.15	$0.11

10. Commitments and Contingencies

Contractual obligations as of December 31, 2023 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2024	2025	2026	2027	2028	Thereafter
Debt obligations	$174,381	$15,350	$16,531	$19,000	$23,750	$99,750	$—
Facility operating leases	22,751	3,824	3,928	3,700	2,627	2,377	6,295
Equipment operating leases	9	9	—	—	—	—	—
Total contractual obligations	$197,141	$19,183	$20,459	$22,700	$26,377	$102,127	$6,295

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

11. Related Party Transactions

The Company has determined that for the three months ended December 31, 2023 and 2022 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

12. Subsequent Events

Management has evaluated subsequent events through the date that the Company's unaudited consolidated financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these consolidated financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2023, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward-looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of the acquisition, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the failure to achieve the anticipated benefits of any future acquisition (including anticipated future financial operating performance and results); the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations; the inability to retain employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; our ability to manage our increased debt obligations; compliance with bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the impact of inflation and higher interest rates; an other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Overview and Background

DLH Holdings Corp. ("DLH") delivers improved health and cyber readiness solutions for federal government customers through digital transformation, science research and development, and systems engineering and integration. We bring a unique combination of government sector experience, proven methodology, and unwavering commitment to solve the complex problems faced by civilian and military customers alike, doing so by leveraging multiple capabilities, including cyber technology, artificial intelligence, advanced analytics, cloud-based applications, and telehealth systems

Competitive Advantages

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

Solutions and Services

We primarily focus on improved deployment of large-scale health and defense initiatives for multiple agencies within the federal government, including the Department of Health and Human Services ("HHS"), the Department of Veterans Affairs ("VA"), Department of Defense ("DoD"), and many of their sub-agencies.

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (56.0%), firm fixed price contracts (23.8%), and cost reimbursable contracts (20.2%).

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

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the National Institutes of Health ("NIH"), the Defense Health Agency ("DHA"), Tele-medicine and Advanced Technology Research Center ("TATRC"), and US Navy Naval Information Warfare Center ("NIWC"), rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering, Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer for the three months ended December 31, 2023 and 2022 as follows (in thousands and percent):

	2023		2022
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$44,297	45.3%	$27,305	37.5%
Department of Veterans Affairs	34,680	35.4%	33,708	46.4%
Department of Defense	16,871	17.2%	10,263	14.1%
Other customers with less than 10% share of total revenue	2,002	2.1%	1,462	2.0%
Total revenue	$97,850	100.0%	$72,738	100.0%

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

•Nine contracts for pharmacy services, which represent approximately $19.2 million and $19.2 million of revenues for the three months ended December 31, 2023 and 2022, respectively, are currently operating under a bridge contract through February 29, 2024. We are currently engaging with the VA for further extensions of the bridge contract.
•Seven contracts for logistics services represent approximately $15.5 million and $14.5 million of revenues for the three months ended December 31, 2023 and 2022, respectively, are currently operating under a bridge contract through February 29, 2024. We are currently engaging with the VA for further extensions of the bridge contract.

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

Backlog

At December 31, 2023, our backlog was approximately $653.5 million, of which $132.3 million was funded backlog. At September 30, 2023, our backlog was approximately $704.8 million, of which $169.9 million was funded backlog.

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

While Congress has not completed the final appropriation bills for the government’s 2024 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution ("CR"), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. On January 19, 2024, the President signed a CR providing funds to the federal government through March 1, 2024 for several agencies and through March 8, 2024 for the remaining. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

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

Results of Operations

The following table summarizes results operations for the three months ended December 31, 2023 and 2022 as follows (in thousands except for per share amounts, and percentage of revenue):

Consolidated Statements of Operations:	2023		2022		Change
Revenue	$97,850	100.0%	$72,738	100.0%	$25,112
Cost of operations:
Contract costs	79,081	80.8%	57,256	78.7%	21,825
General and administrative costs	7,697	7.9%	7,424	10.2%	273
Corporate development costs	—	—%	1,735	2.4%	(1,735)
Depreciation and amortization	4,253	4.3%	2,402	3.3%	1,851
Total operating costs	91,031	93.0%	68,817	94.6%	22,214
Income from operations	6,819	7.0%	3,921	5.4%	2,898
Interest expense	4,658	4.8%	1,830	2.5%	2,828
Income before provision for income tax	2,161	2.2%	2,091	2.9%	70
Provision for income tax expense	10	—%	544	0.7%	(534)
Net income	$2,151	2.2%	$1,547	2.1%	$604

Net income per share - basic	$0.15		$0.12		$0.03
Net income per share - diluted	$0.15		$0.11		$0.04

Revenue

Revenue for the three months ended December 31, 2023 increased of $25.1 million over the prior year period, principally due to the December 2022 acquisition.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the three months ended December 31, 2023, contract costs increased by approximately $21.8 million primarily due to the December 2022 acquisition.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development accounting, and human resources. These costs increased by approximately $0.3 million from the same period in the prior fiscal year. As a percentage of revenue general administrative costs decreased to 7.9% from 10.2%. The decrease as a percentage of revenue was primarily due to increased operating leverage and timing of business development expenses.

For the three months ended December 31, 2023, depreciation and amortization costs were approximately $0.1 million and $4.1 million, respectively, as compared to approximately $0.2 million and $2.2 million for the prior fiscal year period, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. For the three months ended December 31, 2023 and 2022, interest expense, net was approximately $4.7 million and $1.8 million, respectively. The increase in interest expense was primarily due to the borrowing required to finance the December 2022 acquisition.

Provision for Income Tax Expense

For the three months ended December 31, 2023 and 2022, DLH recorded a $0.0 million and $0.5 million provision for income taxes expense, respectively. The effective tax rate for the three months ended December 31, 2023 and 2022 was 0.4% and 26.0%, respectively.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the three months ended December 31, 2023 was approximately $11.1 million and $6.3 million, respectively. The increase from the same period in the prior fiscal year was principally due to the contribution of the December 2022 acquisition.

This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and our Board utilize this non-GAAP measure to make decisions about the use of our resources, analyze performance between periods, develop internal projections and measure management's performance. We believe that this non-GAAP measure are useful to investors in evaluating our ongoing operating and financial results and understanding how such results compare with our historical performance. By providing this non-GAAP measure as a supplement to GAAP information, we believe this enhances investors understanding of our business and results of operations. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate adjustments in our reconciliation to the nearest GAAP financial measures and (ii) use non-GAAP measures in addition to, and not as an alternative to, measures of our operating results as defined under GAAP.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended
	December 31,
(in thousands)	2023	2022	Change
Net income	$2,151	$1,547	$604
(i) Interest expense, net	4,658	1,830	2,828
(ii) Provision for income tax expense	10	544	(534)
(iii) Depreciation and amortization	4,253	2,402	1,851
EBITDA	$11,072	$6,323	$4,749

Liquidity and capital management

A summary of the change in cash is presented below for the three months ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Net cash provided by operating activities	$5,071	$7,973
Net cash used in investing activities	(174)	(180,342)
Net cash (used in) provided by financing activities	(4,981)	173,505
Net change in cash	$(84)	$1,136

Cash flows from operations totaled approximately $5.1 million and $8.0 million for the three months ended December 31, 2023 and 2022, respectively. The decrease in cash from operations was principally due to a decrease in accounts payable.

We used $0.2 million and $180.3 million of cash in investing activities during the three months ended December 31, 2023 and 2022, respectively. The cash utilized in the prior fiscal year period was predominantly due to the December 2022 acquisition.

Cash used in and provided by financing activities during the three months ended December 31, 2023 and 2022 were approximately $5.0 million and $173.5 million, respectively. The cash used in the three months ended December 31, 2023 was principally due to retiring outstanding term debt while in the three months ended December 31, 2022 the cash provided was to finance the December 2022 acquisition.

Sources of cash

As of December 31, 2023, our immediate sources of liquidity include cash of approximately $0.1 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2023, we had unused borrowing capacity of $22.8 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended December 31, 2023 is as follows (in thousands):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$159,031	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$15,350	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of December 31, 2023 was 5.4%.
On September 19, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The swap has a notional of $9.0 million at December 31, 2023, a fixed interest rate of 1.61% and a maturity date of June 7, 2024. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB which has a notional amount of $96.0 million at December 31, 2023, a fixed interest rate is 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the three months ended December 31, 2023, interest expense has been decreased by approximately $0.4 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at December 31, 2023 of $15.4 million
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of December 31, 2023 are as follows (in thousands):

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
	Total	Months	Years	Years	Years
Debt obligations	$174,381	$15,350	$35,531	$123,500	$—
Facility operating leases	22,751	3,344	8,108	5,004	6,295
Equipment operating leases	9	9	—	—	—
Total contractual obligations	$197,141	$18,703	$43,639	$128,504	$6,295
Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating costs including overhead and its allocation, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, and right-of-use assets and leases liabilities. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. For a detailed discussion on the application of these and other accounting policies, refer to Note 2. Significant Accounting Policies of the accompanying notes to our consolidated financial statements contained elsewhere in this his Quarterly Report on Form 10-Q for discussion relative to the Company's use of estimates.

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

Refer to Note 4. Revenue Recognition of the accompanying notes to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for discussion relative to the Company's revenue recognition in accordance with ASC-606.

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

Intangible assets are originally recorded at fair value and amortized on a straight-line basis over the assessed useful lives. The assessed useful lives of the assets are 10 years.

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

Provision for Income Tax Expense

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $105 million at December 31, 2023. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.7 million per year. As of December 31, 2023, the interest rate on the floating interest rate debt was 9.5%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2023, in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

Registrant Repurchases of Securities

During the quarter ended December 31, 2023 in connection with exercise of employee stock options, holders of options surrendered to the company a total of 27,821 shares of our common stock already owned by the holder in consideration of the payment of the exercise price of such option and related tax obligations. Such events are reflected on the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As a Part of Publicly Announced	Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 2023	17,785	$13.68	—	$—
November 2023	10,036	$13.90	—	—
December 2023	—	$—	—	—
Total	27,821	—	—	$—

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended December 31, 2023, no director or office of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

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

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

Dated: January 31, 2024