Form 10-Q
period 2024-03-31
DLH Holdings Corp.
filed 2024-05-01
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,232,891 shares of Common Stock, par value $0.001 per share, were outstanding as of April 30, 2024.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue	$101,007	$99,417	$198,857	$172,155
Cost of operations:
Contract costs	79,112	78,238	158,193	135,494
General and administrative costs	11,710	10,693	19,407	18,117
Corporate development costs	—	—	—	1,735
Depreciation and amortization	4,243	4,535	8,496	6,937
Total operating costs	95,065	93,466	186,096	162,283
Income from operations	5,942	5,951	12,761	9,872
Interest expenses	4,190	4,765	8,848	6,595
Income before provision for income tax	1,752	1,186	3,913	3,277
Provision for income tax (benefit) expense	(60)	381	(50)	925
Net income	$1,812	$805	$3,963	$2,352

Net income per share - basic	$0.13	$0.06	$0.28	$0.17
Net income per share - diluted	$0.12	$0.06	$0.27	$0.16

Weighted average common stock outstanding
Basic	14,205	13,759	14,118	13,530
Diluted	14,946	14,600	14,823	14,447

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	March 31, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$238	$215
Accounts receivable	55,457	59,119
Other current assets	2,221	3,067
Total current assets	57,916	62,401
Goodwill	138,161	138,161
Intangible assets, net	116,549	124,777
Operating lease right-of-use assets	8,315	9,656
Deferred taxes, net	3,028	3,070
Equipment and improvements, net	1,787	1,590
Other long-term assets	186	186
Total assets	$325,942	$339,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,035	$29,704
Debt obligations - current, net of deferred financing costs	17,178	17,188
Accrued payroll	11,756	13,794
Operating lease liabilities - current	3,242	3,463
Other current liabilities	996	638
Total current liabilities	56,207	64,787
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	147,610	155,147
Operating lease liabilities - long-term	14,242	15,908
Other long-term liabilities	1,133	1,560
Total long-term liabilities	162,985	172,615
Total liabilities	219,192	237,402
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,230 and 13,950 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	14	14
Additional paid-in capital	100,322	99,974
Retained earnings	6,414	2,451
Total shareholders’ equity	106,750	102,439
Total liabilities and shareholders' equity	$325,942	$339,841

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 31,
	2024	2023
Operating activities
Net income	$3,963	$2,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,496	6,937
Amortization of deferred financing costs charged to interest expense	1,040	904
Stock-based compensation expense	1,573	1,352
Deferred taxes, net	42	—
Changes in operating assets and liabilities:
Accounts receivable	3,662	(1,057)
Other assets	2,187	719
Accounts payable and accrued liabilities	(6,669)	(4,757)
Accrued payroll	(2,038)	8
Other liabilities	(1,955)	404
Net cash provided by operating activities	10,301	6,862
Investing activities
Business acquisition, net of cash acquired	—	(180,711)
Purchase of equipment and improvements	(466)	(463)
Net cash (used in) investing activities	(466)	(181,174)
Financing activities
Proceeds from revolving line of credit	161,555	32,594
Repayment of revolving line of credit	(157,079)	(11,264)
Proceeds from debt obligations	—	168,000
Repayments of debt obligations	(13,063)	(7,125)
Payments of deferred financing costs	—	(7,622)
Proceeds from issuance of common stock upon exercise of options and warrants	261	287
Payment of tax obligations resulting from net exercise of stock options	(1,486)	(649)
Net cash (used in) provided by financing activities	(9,812)	174,221
Net change in cash	23	(91)
Cash - beginning of period	215	228
Cash - end of period	$238	$137
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,873	$5,714
Cash paid during the period for income taxes	$1,798	$3,202
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$2,324	$238

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands, except for per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	259	—	259
Expense related to employee stock-based compensation	—	—	1,314	—	1,314
Exercise of stock options	535	—	261	—	261
Common stock surrendered for the exercise of stock options	(255)	—	(1,486)	—	(1,486)
Net income	—	—	—	3,963	3,963
Balance at March 31, 2024	14,230	$14	$100,322	$6,414	$106,750

Balance at December 31, 2023	14,105	$14	$100,186	$4,602	$104,802
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	774	—	774
Exercise of stock options	315	—	—	—	—
Common stock surrendered for the exercise of stock options	(190)	—	(818)	—	(818)
Net income	—	—	—	1,812	1,812
Balance at March 31, 2024	14,230	$14	$100,322	$6,414	$106,750

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,538	—	6,539
Expense related to director restricted stock units	—	—	359	—	359
Expense related to employee stock-based compensation	—	—	993	—	993
Exercise of stock options	286	—	287	—	287
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	2,352	2,352
Balance at March 31, 2023	13,793	$14	$98,584	$3,342	$101,940

Balance at December 31, 2022	13,757	$14	$97,958	$2,537	$100,509
Issuance and fair value adjustment of common stock in business combination	—	—	(461)	—	(461)
Expense related to director restricted stock units	—	—	179	—	179
Expense related to employee stock-based compensation	—	—	621	—	621
Exercise of stock options	36	—	287	—	287
Net income	—	—	—	805	805
Balance at March 31, 2023	13,793	$14	$98,584	$3,342	$101,940
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

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

Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024 or any future period. Amounts as of March 31, 2024 and for the six and three months ended March 31, 2024 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 6, 2023.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating costs including overhead and its allocation, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, and right-of-use assets and lease liabilities. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, contract assets, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

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

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2024 or September 30, 2023. We report interest and penalties as a component of provision for income taxes. During the six months ended March 31, 2024 and 2023, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2024 or September 30, 2023.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of March 31, 2024 and September 30, 2023, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of March 31, 2024 and September 30, 2023, the Company has not issued any preferred stock.

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

Risks & Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of March 31, 2024, there was no indication of any global or economic impacts to our industry.

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

In March 2024, FASB issued ASU No. 2024-01, "Scope Application of Profits Interest and Similar Awards". The ASU clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. We are currently evaluating the impacts of the improvements to our disclosure.

In March 2024, the Securities and Exchange Commission ("SEC") has released a final rule that requires registrants to provide comprehensive climate-related disclosures in their annual reports and registration statements, including those for IPOs, beginning with annual reports for the year ending December 31, 2027, for smaller reporting companies ("SRC"). Registrants must disclose climate-related financial metrics and impacts on their financial estimates and assumptions in a footnote to the audited financial statements. The disclosures will also need to be addressed as part of management’s internal control over financial reporting ("ICFR") and will be subject to the financial statement and ICFR audit (if applicable) of an independent registered public accounting firm. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Contract assets	$21,835	$20,542

Contract assets are included as part of the accounts receivable on the consolidated balances sheets. Contract liabilities had no balance as of March 31, 2024 and September 30, 2023.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Department of Health and Human Services	$47,349	$38,204	$91,636	$65,509
Department of Veterans Affairs	35,616	34,883	70,296	68,591
Department of Defense	16,412	18,972	33,283	29,235
Other	1,630	7,358	3,642	8,820
Total	$101,007	$99,417	$198,857	$172,155

Revenue by contract type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Time and Materials	$55,487	$53,803	$110,276	$102,794
Cost Reimbursable	21,326	17,260	41,077	29,840
Firm Fixed Price	24,194	28,354	47,504	39,521
Total	$101,007	$99,417	$198,857	$172,155

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Prime Contractor	$90,696	$93,826	$178,318	$161,807
Subcontractor	10,311	5,591	20,539	10,348
Total	$101,007	$99,417	$198,857	$172,155

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Operating lease right-of-use assets	$8,315	$9,656

Operating lease liabilities, current	$3,242	$3,463
Operating lease liabilities - long-term	14,242	15,908
Total operating lease liabilities	$17,484	$19,371

As of March 31, 2024, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 7.3 years.

Total lease costs for our leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating	$883	$1,098	$3,884	$2,045
Short-term	50	27	266	70
Variable	37	32	148	63
Sublease income (a)	(67)	(71)	(273)	(142)
Total lease costs	$903	$1,086	$4,025	$2,036

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of March 31, 2024 were as follows (in thousands):

Fiscal year ending:
2024 (remaining)	$3,296
2025	3,928
2026	3,700
2027	2,627
2028	2,377
Thereafter	5,024
Total future lease payments	20,952
Less: imputed interest	(3,468)
Present value of future minimum lease payments	17,484
Less: current portion of operating lease liabilities	(3,242)
Long-term operating lease liabilities	$14,242
At March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were 5.8 years and 6.3%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases for the six months ended March 31, 2024 and 2023 was as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,364	$2,171
Lease liabilities arising from obtaining right-of-use assets	—	3,541
Other lease information	$2,364	$5,712

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Billed receivables	$33,622	$38,577
Contract assets	21,835	20,542
Allowance for doubtful accounts	—	—
Accounts receivable	$55,457	$59,119

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Prepaid insurance and benefits	$1,614	$1,330
Prepaid licenses and other expenses	139	743
Other receivables	468	994
Other current assets	$2,221	$3,067
Goodwill

There were no activities in Goodwill for the six months ended March 31, 2024, the balance of Goodwill was $138,161 as of March 31, 2024.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Covenants not to compete	637	637
Trade name	13,034	13,034
Backlog	37,249	37,249
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(35,613)	(29,929)
Covenants not to compete	(410)	(378)
Trade name	(2,836)	(2,185)
Backlog	(9,134)	(7,273)
Total accumulated amortization	(47,993)	(39,765)
Intangible assets, net	$116,549	$124,777

Amortization expense was $4.1 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively, and $8.2 million and $6.5 million for the six months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2024 (remaining)	$8,226
2025	16,456
2026	15,722
2027	14,694
2028	14,694
Thereafter	46,757
Total amortization expense	$116,549

At March 31, 2024, the weighted-average remaining amortization period in total was 7.8 years. The weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants not to compete was 7.7 years, 8.1 years, 8.2 years, 5.7 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Furniture and equipment	$2,316	$1,790
Computer equipment and software	6,418	6,479
Leasehold improvements	1,614	1,614
Total equipment and improvements	10,348	9,883
Less: accumulated depreciation	(8,561)	(8,293)
Equipment and improvements, net	$1,787	$1,590

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, $0.3 million and $0.4 million for the six months ended March 31, 2024 and 2023, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Accounts payable	$13,398	$12,603
Accrued benefits	4,269	6,414
Accrued workers' compensation insurance	1,999	2,369
Accrued bonus and incentive compensation	2,250	4,719
Accrued interest	1,267	1,309
Other accrued expenses	(148)	2,290
Accounts payable and accrued liabilities	$23,035	$29,704

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Accrued leave	$7,975	$9,621
Accrued payroll	2,558	2,487
Accrued payroll taxes	1,025	1,173
Accrued severance	198	513
Total accrued payroll	$11,756	$13,794

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2024	2023
Secured term loan	$156,750	$169,813
Secured revolving line of credit	14,022	9,546
Less: unamortized deferred financing costs	(5,984)	(7,024)
Net bank debt obligations	164,788	172,335
Less: current portion of debt obligations, net of deferred financing costs (a)	(17,178)	(17,188)
Long-term portion of debt obligations, net of deferred financing costs	$147,610	$155,147

As of March 31, 2024, we have satisfied mandatory principal payments on our secured term loan.

(a) As of March 31, 2024, the current portion comprises term loan amortization of $4.8 million and the $14.0 million outstanding balance on the secured revolving line of credit, net of $1.6 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest expense (a)	$3,821	$4,160	$7,831	$5,714
Interest income (b)	$(28)	$—	$(23)	$—
Amortization of deferred financing costs (c)	397	605	1,040	881
Interest expense	$4,190	$4,765	$8,848	$6,595

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

March 31, 2024			September 30, 2023
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$156,750	SOFR[1] + 4.1%	Secured term loan (a) due December 8, 2027	$169,813	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$14,022	SOFR[1] + 4.1%	Secured revolving line of credit (b) due December 8, 2027	$9,546	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of March 31, 2024 and September 30, 2023 were 5.3% and 5.3% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On September 19, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counterparty. The swap has a notional amount of $9.0 million at March 31, 2024, a fixed interest rate of 1.61% and a maturity date of June 7,

2024. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB which has a notional amount of $80.0 million at March 31, 2024, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the three and six months ended March 31, 2024, interest expense has been decreased by approximately $0.3 million and $0.7 million , respectively.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.00 to 2.00:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes (benefit) expense, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of March 31, 2024.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million for fiscal year 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made voluntary prepayments of $5.9 million during six months ended March 31, 2024 bringing the outstanding principal balance on the secured term loan to $156.8 million. We have satisfied the mandatory principal payments through the end of calendar 2024.

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

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of March 31, 2024, we had unused borrowing capacity of $22.5 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $14.0 million outstanding balance at March 31, 2024. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2024, there were 0.8 million shares available for grant.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
DLH employees (a)	$774	$621	$1,314	$993
Non-employee directors (b)	180	179	259	359
Total stock option expense	$954	$800	$1,573	$1,352

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, including both RSU and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 429,320 and 337,578 at March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, there was no grant awarded to Executive Officers. For the six months ended March 31, 2024, 169,544 RSUs were granted to Executive Officers. Of the RSUs granted, 84,773 have performance-based vesting criteria and the remaining 84,771 have service-based vesting criteria. The RSUs granted during the six months ended March 31, 2024, were valued as follows using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 61,525 and 50,367 restricted stock units were issued and outstanding at March 31, 2024 and 2023, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

The fair value of RSUs issued during the six months ended March 31, 2024 is presented in the table below:

				Volatility
				50%
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Fair Value
December 15, 2023	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2023	3	$3.82
December 15, 2023	Stock price	Stock price is at least $25.65 per share average for the 30 days prior to the end of the performance period	3	$5.36
Notes:
Results based on 100,000 simulations

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	March 31,
	2024	2023
Unrecognized expense for DLH employees (a)	$7,026	$8,575
Unrecognized expense for non-employee directors	359	359
Total unrecognized expense	$7,385	$8,934

(a) On a weighted average basis, the unrecognized expense as of March 31, 2024 is expected to be recognized within the next 3.29 years.

Stock option activity for the six months ended March 31, 2024

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2023	2,278	$8.40	5.80	$8,693
Granted	—	—	—	—
Exercised	(535)	5.03	—	—
Cancelled	(25)	11.66	—	—
Options outstanding, March 31, 2024	1,718	$9.40	6.00	$7,450
Vested and exercisable, March 31, 2024	1,458	$8.31	5.70	$7,374
Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	March 31,	September 30,
	2024	2023
Vested and exercisable	1,458	1,608
Unvested (a)	260	670
Options outstanding	1,718	2,278
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator:
Net income	$1,812	$805	$3,963	$2,352
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,205	13,759	14,118	13,530
Effect of dilutive securities:
Stock options and restricted stock	741	841	705	917
Denominator for diluted net income per share - weighted-average outstanding shares	14,946	14,600	14,823	14,447

Net income per share - basic	$0.13	$0.06	$0.28	$0.17
Net income per share - diluted	$0.12	$0.06	$0.27	$0.16

10. Commitments and Contingencies

Contractual obligations as of March 31, 2024 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2024	2025	2026	2027	2028	Thereafter
Debt obligations	$170,772	$14,022	$14,250	$19,000	$23,750	$99,750	$—
Facility operating leases	20,947	3,291	3,928	3,700	2,627	2,377	5,024
Equipment operating leases	5	5	—	—	—	—	—
Total contractual obligations	$191,724	$17,318	$18,178	$22,700	$26,377	$102,127	$5,024

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

11. Related Party Transactions

The Company has determined that for the six months ended March 31, 2024 and 2023 there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (55.4%), firm fixed price contracts (23.9%), and cost reimbursable contracts (20.7%).

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Six Months Ended
	March 31,
	2024		2023
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$91,636	46.1%	$65,509	38.1%
Department of Veterans Affairs	70,296	35.4%	68,591	39.8%
Department of Defense	33,283	16.7%	29,235	17.0%
Other customers with less than 10% share of total revenue	3,642	1.8%	8,820	5.1%
Total revenue	$198,857	100.0%	$172,155	100.0%

We remain dependent upon the continuation of our relationships with our major customers as a significant portion of our revenue is concentrated in each of them. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with any of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them is materially reduced.

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

•Nine orders for pharmacy services, which represent approximately $39.1 million and $39.4 million of revenues for the six months ended March 31, 2024 and 2023, respectively, and operated under a bridge contract through April 30, 2024.
•Seven orders for logistics services represent approximately $31.2 million and $29.2 million of revenues for the six months ended March 31, 2024 and 2023, respectively, and operated under a bridge contract through April 30, 2024.
•As discussed below, the Company has received a new Indefinite-Delivery Indefinite-Quantity ("IDIQ") contract to continue providing prime contractor services at all eight CMOP locations while the pending procurements are evaluated. The ceiling value of the IDIQ contract is $200.0 million with the initial tasking through July 31, 2024. These initial task orders provide adequate funding to support the expected service volume of approximately $35.0 million for the three month period. Additional task orders may be issued under this IDIQ contract until the end of its period of performance.

The VA has issued eight separate requests for proposals for healthcare logistics and pharmacy services for each of its eight CMOP locations. Each of the eight procurements are being evaluated separately and may be subject to differing timelines for award. The procurements were set-aside for a service-disabled veteran owned small business (“SDVOSB”) as the prime contractor. DLH responded to each request for proposal as a joint venture partner with an SDVOSB prime contractor. While the acquisition process is being conducted, DLH continues to operate as the prime contractor for all CMOP locations.

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

As disclosed in the Company’s Form 8-K filings during the quarter ended March 31, 2024, the VA has begun the process of evaluating the proposals for the eight solicitations mentioned above. We were advised that the VA had made an award decision for the Chelmsford CMOP Staffing Services location to an SDVOSB unrelated to DLH. Between the announcement of the award and the commencement of the contract, Federal acquisition guidelines provide each of the 17 competitors for this contract the right to a debriefing to explain the results. Based on the debriefing, a bidder may then contest the decision. Our joint venture continues to pursue its remedies under the Federal acquisition regulations. A final award decision on this proposal has not yet been made.

Following the award notice for the Chelmsford location, the VA had apparently reconsidered its options for achieving the transition of CMOP operations to an SDVOSB provider through five-year contracts and issued Notices of Intent to Award Sole Source Procurements for healthcare logistics and pharmacy services by location to various SDVOSBs, including the joint venture between DLH and its SDVOSB partner, for durations of up to three months. These notices were subsequently cancelled by the VA. Accordingly, DLH expects that it will continue providing healthcare logistics and pharmacy services until award decisions on the five-year contracts are completed.

In support of DLH’s continuing performance as the prime contractor during the ongoing acquisition evaluation, the VA awarded us a sole-source IDIQ contract effective May 1, 2024. The IDIQ has a ceiling value of $200 million and a period of performance extendable through April 30, 2025 with the potential for orders placed within that period to extend performance for up to 180 days through October 2025. Initial task orders have been issued for DLH’s prime contractor performance through July 31, 2024.

Backlog

At March 31, 2024, our backlog was approximately $736.2 million, of which $106.9 million was funded backlog. At September 30, 2023, our backlog was approximately $704.8 million, of which $169.9 million was funded backlog.

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

Federal budget outlook for fiscal year 2025:

The President’s budget proposal for fiscal year ("FY") 2025 outlines initiatives for the federal government in its next operating year. The proposal includes key investments for our customers.

Department of Veterans Affairs

The VA is requesting a total of $369.3 billion for FY 2025, an increase of $32.9 billion above the FY 2024 enacted level. It includes $134.0 billion in discretionary funding, a decrease of $8.9 billion, and $235.3 billion in mandatory funding, an increase of $41.8 billion from FY 2024 budget request. The VA research program is expected to allocate increased funding to advance the Department’s understanding of the impact of traumatic brain injury and toxic exposure(s) on long-term health outcomes, coronavirus related research and impacts, and precision oncology. The FY 2025 budget request for the VA's research enterprise is $2.3 billion, which includes investments in understanding traumatic brain injuries, improving infectious and pandemic preparedness, and preventing suicide.

Department of Health and Human Services

The FY 2025 budget request proposes $1.8 trillion in budget authority for HHS and $1.7 trillion in mandatory funding for the department comprised mainly of spending on Medicare and Medicaid. The budget proposes $46.4 billion in discretionary and mandatory resources for NIH, an increase of $0.9 billion above FY 2024 enacted, to continue making investments in mental health, gun violence research, and women’s health research. The budget also requests $15.7 billion for the Centers for Disease Control and Prevention ("CDC"), an increase of $1.0 billion. The budget also provides for investment in programs that improve the health and well-being of young children and their families. This includes $12.5 billion for the Office of Head Start, principally to expand eligibility for participation in the program.

Department of Defense

The Military Health System ("MHS") is one of the largest health care systems, serving over 9.5 million beneficiaries. As a part of the DoD, the Defense Health Agency ("DHA") manages a global health care network of military and civilian medical professionals, military hospitals and clinics around the world, and supports the delivery of integrated health services to MHS beneficiaries. The funding and personnel to support MHS’s mission is referred to as the Unified Medical Budget ("UMB"). The FY 2025 UMB request for the Defense Health Program ("DHP") is $61.4 billion, an increase of 4.6% from FY 2024 enacted.

Potential impact of federal contractual set-aside laws and regulations:

The Federal government has an overall goal of 23% of prime contracts flowing through small businesses. As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran-owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers best value to the U.S. When two qualifying small businesses cannot be identified, the VA may proceed to award contracts following a full and open bid process.

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

Results of Operations

The following table summarizes results of operations for the three months ended March 31, 2024 and 2023 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	March 31,
Consolidated Statements of Operations:	2024		2023		Change
Revenue	$101,007	100.0%	$99,417	100.0%	$1,590
Cost of operations:
Contract costs	79,112	78.3%	78,238	78.7%	874
General and administrative costs	11,710	11.6%	10,693	10.8%	1,017
Depreciation and amortization	4,243	4.2%	4,535	4.6%	(292)
Total operating costs	95,065	94.1%	93,466	94.0%	1,599
Income from operations	5,942	5.9%	5,951	6.0%	(9)
Interest expense	4,190	4.1%	4,765	4.8%	(575)
Income before provision for income tax	1,752	1.7%	1,186	1.2%	566
Provision for income tax (benefit) expense	(60)	(0.1)%	381	0.4%	(441)
Net income	$1,812	1.8%	$805	0.8%	$1,007

Net income per share - basic	$0.13		$0.06		$0.07
Net income per share - diluted	$0.12		$0.06		$0.06

Revenue

Revenue increased $1.6 million for the three months ended March 31, 2024 over 2023, reflecting growth across the Company's programs, particularly in public health and IT services, offset in part by national security contracts converting to small business set-aside companies.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs increased $0.9 million for the three months ended March 31, 2024 over 2023, the increase was primarily due to the increase in revenue

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development accounting, and human resources. These costs increased $1.0 million for the three months ended March 31, 2024 over 2023. As a percentage of revenue general administrative costs increased to 11.6% from 10.8%, the increase as a percentage of revenue was primarily due to increase in legal costs associated with customer procurements and strategic corporate planning costs.

For the three months ended March 31, 2024, depreciation and amortization expense were approximately $0.1 million and $4.1 million, respectively, as compared to approximately $0.2 million and $4.3 million for the three months ended March 31, 2023, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.6 million for the three months ended March 31, 2024 over 2023, primarily due to the prepayment of debt resulting in reduced interest payments.

Provision for Income Tax Expense and Benefit

Provision for income tax expense and benefit decreased $0.4 million for the three months ended March 31, 2024 over 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was (3.4)% and 32.1%, respectively. The decrease in the tax provision is primarily due to the beneficial impact of stock-based compensation expense as options are exercised.

The following table summarizes results of operations for the six months ended March 31, 2024 and 2023 (in thousands except for per share amounts, and percentage of revenue):

	Six Months Ended
	March 31,
Consolidated Statements of Operations:	2024		2023		Change
Revenue	$198,857	100.0%	$172,155	100.0%	$26,702
Cost of operations:
Contract costs	158,193	79.6%	135,494	78.7%	22,699
General and administrative costs	19,407	9.8%	18,117	10.5%	1,290
Corporate development costs	—	—%	1,735	1.0%	(1,735)
Depreciation and amortization	8,496	4.3%	6,937	4.0%	1,559
Total operating costs	186,096	93.6%	162,283	94.2%	23,813
Income from operations	12,761	6.4%	9,872	5.7%	2,889
Interest expense	8,848	4.4%	6,595	3.8%	2,253
Income before provision for income tax	3,913	2.0%	3,277	1.9%	636
Provision for income tax (benefit) expense	(50)	—%	925	0.5%	(975)
Net income	$3,963	2.0%	$2,352	1.4%	$1,611

Net income per share - basic	$0.28		$0.17		$0.11
Net income per share - diluted	$0.27		$0.16		$0.11

Revenue

Revenue increased $26.7 million for the six months ended March 31, 2024 over 2023 . The increase in revenue is primarily due to the December 2022 acquisition.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs increased $22.7 million for the six months ended March 31, 2024 over 2023. The increase in costs is primarily due to increased revenue.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs increased $1.3 million for the six months ended March 31, 2024 over 2023. As a percentage of revenue general administrative costs decreased to 9.8% from 10.5%. The decrease was primarily due to increased operating leverage and timing of strategic corporate planning and business development expenses.

For the six months ended March 31, 2024, depreciation and amortization expense were approximately $0.3 million and $8.2 million, respectively, as compared to approximately $0.4 million and $6.5 million for the six months ended March 31, 2023, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense increased $2.3 million for six months ended March 31, 2024 over 2023, primarily due to the borrowing required to finance the December 2022 acquisition.

Provision for Income Tax Expense and Benefit

Provision for income tax expense and benefit decreased $1.0 million for the six months ended March 31, 2024 over 2023. The effective tax rate for the six months ended March 31, 2024 and 2023 was (1.3)% and 28.2%, respectively. The decrease in the tax provision is primarily due to the beneficial impact of stock based compensation expense as options are exercised..

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) income tax expense and benefit, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the six months ended March 31, 2024 and 2023 was approximately $21.3 million and $16.8 million, respectively. The increase was principally due to the contribution of the December 2022 acquisition.

This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and our Board utilize this non-GAAP measure to make decisions about the use of our resources, analyze performance between periods, develop internal projections and measure management's performance. We believe that this non-GAAP measure is useful to investors in evaluating our ongoing operating and financial results and understanding how such results compare with our historical performance. By providing this non-GAAP measure as a supplement to GAAP information, we believe this enhances investors understanding of our business and results of operations. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate adjustments in our reconciliation to the nearest GAAP financial measures and (ii) use non-GAAP measures in addition to, and not as an alternative to, measures of our operating results as defined under GAAP.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2024	2023	Change	2024	2023	Change
Net income	$1,812	$805	$1,007	$3,963	$2,352	$1,611
(i) Interest expense, net	4,190	4,765	(575)	8,848	6,595	2,253
(ii) Provision for income tax (benefit) expense	(60)	381	(441)	(50)	925	(975)
(iii) Depreciation and amortization	4,243	4,535	(292)	8,496	6,937	1,559
EBITDA	$10,185	$10,486	$(301)	$21,257	$16,809	$4,448

Liquidity and capital management

The following table summarizes changes in available liquidity (in thousands):

	March 31, 2024	September 30, 2023	Change
Cash	$238	$215	$23
Credit facility	22,511	31,964	(9,453)
Total available liquidity	$22,749	$32,179	$(9,430)

A summary of the change in cash is presented as follows (in thousands):

	Six Months Ended
	2024	2023	Change
Net cash provided by operating activities	$10,301	$6,862	$3,439
Net cash used in investing activities	(466)	(181,174)	180,708
Net cash (used in) provided by financing activities	(9,812)	174,221	(184,033)
Net change in cash	$23	$(91)	$114

Cash flows provided by operating activities totaled approximately $10.3 million and $6.9 million for the six months ended March 31, 2024 and 2023, respectively. The increase in cash from operations was principally due to a improvement in the collection cycle for accounts receivable.

Cash used in investing activities totaled $0.5 million and $181.2 million for the six months ended March 31, 2024 and 2023, respectively. The cash utilized in the prior fiscal year period was predominantly due to the December 2022 acquisition.

Cash used in and provided by financing activities during the six months ended March 31, 2024 and 2023 were approximately $9.8 million and $174.2 million, respectively, was principally due to retiring outstanding term debt while in the six months ended March 31, 2023 the cash provided was to finance the December 2022 acquisition.

Sources of cash

As of March 31, 2024, our immediate sources of liquidity include cash of approximately $0.2 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2024, we had unused borrowing capacity of $22.5 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended March 31, 2024 is as follows (in thousands):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$156,750	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$14,022	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of March 31, 2024 was 5.3%.
On September 19, 2019, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") as counter party. The swap has a notional of $9.0 million at March 31, 2024, a fixed interest rate of 1.61% and a maturity date of June 7, 2024. On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB which has a notional amount of $80.0 million at March 31, 2024, a fixed interest rate is 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the six months ended March 31, 2024, interest expense has been decreased by approximately $0.7 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at March 31, 2024 of $14.0 million
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of March 31, 2024 are as follows (in thousands):

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
	Total	Months	Years	Years	Years
Debt obligations	$170,772	$18,772	$40,375	$111,625	$—
Facility operating leases	20,947	3,236	7,682	5,004	5,024
Equipment operating leases	5	5	—	—	—
Total contractual obligations	$191,724	$22,013	$48,057	$116,629	$5,024
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Critical Accounting Policies and Estimates section in Part II, “Item 7. Management's Discussion of our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023. For a detailed discussion on the application of accounting policies, refer to Note 2. Significant Accounting Policies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $89 million at March 31, 2024. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.8 million per year. As of March 31, 2024, the interest rate on the floating interest rate debt was 9.4%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended March 31, 2024, no director or office of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

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

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: May 01, 2024