Form 10-Q
period 2024-06-30
DLH Holdings Corp.
filed 2024-07-31
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,182,891 shares of Common Stock, par value $0.001 per share, were outstanding as of July 30, 2024.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$100,694	$102,241	$299,551	$274,385
Cost of operations:
Contract costs	81,646	80,919	239,839	216,779
General and administrative costs	9,013	9,935	28,420	27,670
Corporate development costs	—	—	—	1,735
Depreciation and amortization	4,272	4,280	12,769	11,281
Total operating costs	94,931	95,134	281,028	257,465
Income from operations	5,763	7,107	18,523	16,920
Interest expenses	4,143	4,917	12,991	11,512
Income before provision for income tax	1,620	2,190	5,532	5,408
Provision for income tax expense	481	452	430	1,318
Net income	$1,139	$1,738	$5,102	$4,090

Net income per share - basic	$0.08	$0.13	$0.36	$0.30
Net income per share - diluted	$0.08	$0.12	$0.35	$0.28

Weighted average common stock outstanding
Basic	14,232	13,854	14,156	13,638
Diluted	14,704	14,539	14,716	14,421

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$423	$215
Accounts receivable	58,341	59,119
Other current assets	2,742	3,067
Total current assets	61,506	62,401
Goodwill	138,161	138,161
Intangible assets, net	112,435	124,777
Operating lease right-of-use assets	7,498	9,656
Deferred taxes, net	3,381	3,070
Equipment and improvements, net	1,790	1,590
Other long-term assets	186	186
Total assets	$324,957	$339,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,189	$29,704
Debt obligations - current, net of deferred financing costs	17,646	17,188
Accrued payroll	14,232	13,794
Operating lease liabilities - current	2,889	3,463
Other current liabilities	482	638
Total current liabilities	58,438	64,787
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	143,258	155,147
Operating lease liabilities - long-term	13,521	15,908
Other long-term liabilities	1,135	1,560
Total long-term liabilities	157,914	172,615
Total liabilities	216,352	237,402
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,183 and 13,950 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	14	14
Additional paid-in capital	101,038	99,974
Retained earnings	7,553	2,451
Total shareholders’ equity	108,605	102,439
Total liabilities and shareholders' equity	$324,957	$339,841

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 30,
	2024	2023
Operating activities
Net income	$5,102	$4,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,769	11,281
Amortization of deferred financing costs charged to interest expense	1,437	1,540
Stock-based compensation expense	2,290	2,020
Deferred taxes, net	(311)	—
Changes in operating assets and liabilities:
Accounts receivable	778	(1,918)
Other assets	2,484	130
Accounts payable and accrued liabilities	(6,515)	(4,221)
Accrued payroll	437	274
Other liabilities	(3,540)	1,801
Net cash provided by operating activities	14,931	14,997
Investing activities
Business acquisition, net of cash acquired	—	(180,711)
Purchase of equipment and improvements	(627)	(580)
Net cash (used in) investing activities	(627)	(181,291)
Financing activities
Proceeds from revolving line of credit	257,067	144,697
Repayment of revolving line of credit	(252,123)	(128,204)
Proceeds from debt obligations	—	168,000
Repayments of debt obligations	(17,813)	(10,688)
Payments of deferred financing costs	—	(7,666)
Proceeds from issuance of common stock upon exercise of options and warrants	261	1,107
Payment of tax obligations resulting from net exercise of stock options	(1,488)	(650)
Net cash (used in) provided by financing activities	(14,096)	166,596
Net change in cash	208	302
Cash - beginning of period	215	228
Cash - end of period	$423	$530
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,656	$10,006
Cash paid during the period for income taxes	$2,280	$4,055
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$2,432	$238

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands, except for per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	439	—	439
Expense related to employee stock-based compensation	—	—	1,851	—	1,851
Exercise of stock options	535	—	261	—	261
Common stock surrendered for the exercise of stock options	(302)	—	(1,487)	—	(1,487)
Net income	—	—	—	5,102	5,102
Balance at June 30, 2024	14,183	$14	$101,038	$7,553	$108,605

Balance at March 31, 2024	14,230	$14	$100,322	$6,414	$106,750
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	537	—	537
Common stock surrendered for the exercise of stock options	(47)	—	(1)	—	(1)
Net income	—	—	—	1,139	1,139
Balance at June 30, 2024	14,183	$14	$101,038	$7,553	$108,605

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,538	—	6,539
Expense related to director restricted stock units	—	—	539	—	539
Expense related to employee stock-based compensation	—	—	1,481	—	1,481
Exercise of stock options	393	—	1,107	—	1,107
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	4,090	4,090
Balance at June 30, 2023	13,900	$14	$100,072	$5,080	$105,166

Balance at March 31, 2023	13,793	$14	$98,584	$3,342	$101,940
Expense related to director restricted stock units	—	—	179	—	179
Expense related to employee stock-based compensation	—	—	489	—	489
Exercise of stock options	107	—	820	—	820
Net income	—	—	—	1,738	1,738
Balance at June 30, 2023	13,900	$14	$100,072	$5,080	$105,166
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

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

Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024 or any future period. Amounts as of June 30, 2024 and for the three and nine months ended June 30, 2024 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 6, 2023.

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

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2024 or September 30, 2023. We report interest and penalties as a component of provision for income taxes. During the three and nine months ended June 30, 2024 and 2023, we recognized no interest and no penalties related to income taxes.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of June 30, 2024 and September 30, 2023, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of June 30, 2024 and September 30, 2023, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of June 30, 2024 and September 30, 2023 there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In November 2023, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which provides guidance intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and each reported measure of segment profit or loss. The ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the impacts of the single reportable segment disclosures.

In December 2023, FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. DLH is a public company that reports income tax disclosures and therefore this ASU applies to the Company. ASU 2023-09 is effective for public business entities for fiscal years beginning after Dec. 15, 2024. We are currently evaluating the impacts of the improvements to income tax disclosure.

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

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Contract assets	$23,061	$20,542

Contract assets are included as part of the accounts receivable on the consolidated balances sheets. Contract liabilities had no balance as of June 30, 2024 and September 30, 2023.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Department of Health and Human Services	$48,301	$44,536	$139,937	$115,528
Department of Veterans Affairs	35,492	35,898	105,788	104,489
Department of Defense	15,175	21,003	48,458	50,802
Other	1,726	804	5,368	3,566
Total	$100,694	$102,241	$299,551	$274,385

Revenue by contract type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Time and Materials	$54,978	$51,572	$165,260	$154,366
Cost Reimbursable	19,513	29,110	60,166	58,951
Firm Fixed Price	26,203	21,559	74,125	61,068
Total	$100,694	$102,241	$299,551	$274,385

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Prime Contractor	$90,791	$97,885	$269,109	$259,692
Subcontractor	9,903	4,356	30,442	14,693
Total	$100,694	$102,241	$299,551	$274,385

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Operating lease right-of-use assets	$7,498	$9,656

Operating lease liabilities, current	$2,889	$3,463
Operating lease liabilities - long-term	13,521	15,908
Total operating lease liabilities	$16,410	$19,371

As of June 30, 2024, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 7.5 years.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating	$883	$1,097	$4,915	$2,921
Short-term	50	83	298	225
Variable	37	47	179	63
Sublease income (a)	(67)	(71)	(339)	(214)
Total lease costs	$903	$1,156	$5,053	$2,995

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of June 30, 2024 were as follows (in thousands):

Fiscal year ending:
2024 (remaining)	$1,108
2025	3,572
2026	3,350
2027	2,751
2028	2,602
Thereafter	6,546
Total future lease payments	19,929
Less: imputed interest	(3,519)
Present value of future minimum lease payments	16,410
Less: current portion of operating lease liabilities	(2,889)
Long-term operating lease liabilities	$13,521
At June 30, 2024, the weighted-average remaining lease term and weighted-average discount rate were 6.0 years and 6.1%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases for the nine months ended June 30, 2024 and 2023 was as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,233	$3,317
Lease liabilities arising from obtaining right-of-use assets	—	2,052
Other lease information	$3,233	$5,369

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Billed receivables	$35,280	$38,577
Contract assets	23,061	20,542
Accounts receivable	$58,341	$59,119

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Prepaid licenses and other expenses	$1,426	$1,330
Prepaid insurance and benefits	856	743
Other receivables	460	994
Other current assets	$2,742	$3,067
Goodwill

There were no activities in goodwill for the three and nine months ended June 30, 2024. The balance of goodwill was $138,161 as of June 30, 2024 and September 30, 2023.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Covenants not to compete	637	637
Trade name	13,034	13,034
Backlog	37,249	37,249
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(38,455)	(29,929)
Covenants not to compete	(426)	(378)
Trade name	(3,162)	(2,185)
Backlog	(10,064)	(7,273)
Total accumulated amortization	(52,107)	(39,765)
Intangible assets, net	$112,435	$124,777

Amortization expense was $4.1 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively, and $12.3 million and $10.7 million for the nine months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2024 (remaining)	$4,114
2025	16,456
2026	15,722
2027	14,694
2028	14,694
Thereafter	46,755
Total amortization expense	$112,435

At June 30, 2024, the weighted-average remaining amortization period in total was 7.6 years. The weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants not to compete was 7.5 years, 7.8 years, 8.0 years, 5.6 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Furniture and equipment	$1,824	$1,790
Computer equipment and software	7,072	6,479
Leasehold improvements	1,614	1,614
Total equipment and improvements	10,510	9,883
Less: accumulated depreciation	(8,720)	(8,293)
Equipment and improvements, net	$1,790	$1,590

Depreciation expense was $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively; $0.4 million and $0.6 million for the nine months ended June 30, 2024 and 2023, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Accounts payable	$12,513	$12,603
Accrued benefits	5,111	6,414
Accrued workers' compensation insurance	1,828	2,369
Accrued bonus and incentive compensation	2,282	4,719
Accrued interest	1,241	1,309
Other accrued expenses	214	2,290
Accounts payable and accrued liabilities	$23,189	$29,704

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Accrued leave	$7,718	$9,621
Accrued payroll	5,277	2,487
Accrued payroll taxes	1,115	1,173
Accrued severance	122	513
Total accrued payroll	$14,232	$13,794

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2024	2023
Secured term loan	$152,000	$169,813
Secured revolving line of credit	14,490	9,546
Less: unamortized deferred financing costs	(5,586)	(7,024)
Net bank debt obligations	160,904	172,335
Less: current portion of debt obligations, net of deferred financing costs (a)	(17,646)	(17,188)
Long-term portion of debt obligations, net of deferred financing costs	$143,258	$155,147

As of June 30, 2024, we have satisfied quarterly minimum principal payments on our secured term loan through March 31, 2025.

(a) As of June 30, 2024, the current portion comprises term loan amortization of $4.8 million and the $14.5 million outstanding balance on the secured revolving line of credit, net of $1.6 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense (a)	$3,756	$4,282	$11,588	$9,972
Interest income (b)	(10)	—	(34)	—
Amortization of deferred financing costs (c)	397	635	1,437	1,540
Interest expense	$4,143	$4,917	$12,991	$11,512

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

June 30, 2024			September 30, 2023
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$152,000	SOFR[1] + 4.1%	Secured term loan (a) due December 8, 2027	$169,813	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$14,490	SOFR[1] + 4.1%	Secured revolving line of credit (b) due December 8, 2027	$9,546	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of June 30, 2024 and September 30, 2023 were 5.3% and 5.3% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which has a notional amount of $80.0 million at June 30, 2024, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the three and nine months ended June 30, 2024, interest expense has been decreased by approximately $0.3 million and $1.0 million, respectively.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.00 to 2.00:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes (benefit) expense, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of June 30, 2024 and September 30, 2023.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million for fiscal year 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made voluntary prepayments of $7.1 million during nine months ended June 30, 2024 bringing the outstanding principal balance on the secured term loan to $152.0 million. We have satisfied the mandatory principal payments through March 31, 2025.

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

(b) The secured revolving line of credit has a ceiling of up to $70.0 million; as of June 30, 2024, we had unused borrowing capacity of $24.0 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $14.5 million outstanding balance at June 30, 2024. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2024, there were 0.9 million shares available for grant.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
DLH employees (a)	$537	$489	$1,851	$1,481
Non-employee directors (b)	180	179	439	539
Total stock option expense	$717	$668	$2,290	$2,020

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, including both RSU and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 429,320 and 337,578 shares at June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, there were no grants awarded to Executive Officers. For the nine months ended June 30, 2024 and 2023, the Company granted 169,544 and 197,174 shares of restricted stock units, respectively. During the nine months ended June 30, 2024, 84,773 shares of the RSUs granted have performance-based vesting criteria and the remaining 84,771 shares have service-based vesting criteria. During the nine months ended June 30, 2023, 141,892 shares of the RSUs granted have performance-based vesting criteria and the remaining 55,282 shares have service-based vesting criteria.

The RSUs granted during the nine months ended June 30, 2024 and 2023, were valued as follows using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 61,525 and 50,367 restricted stock units were issued and outstanding at June 30, 2024 and 2023, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

The fair value of RSUs issued during the nine months ended June 30, 2024 and 2023 is presented in the table below:

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
Notes:
Results based on 100,000 simulations

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	June 30,
	2024	2023
Unrecognized expense for DLH employees (a)	$6,119	$7,358
Unrecognized expense for non-employee directors	180	155
Total unrecognized expense	$6,299	$7,513

(a) On a weighted average basis, the unrecognized expense as of June 30, 2024 is expected to be recognized within the next 3.17 years.

Stock option activity for the nine months ended June 30, 2024

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2023	2,278	$8.40	5.80	$8,693
Granted	—	—	—	—
Exercised	(535)	5.03	—	—
Cancelled	(75)	11.66	—	—
Options outstanding, June 30, 2024	1,668	$8.94	5.70	$7,370
Vested and exercisable, June 30, 2024	1,408	$8.19	5.30	$7,293
Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	June 30,	September 30,
	2024	2023
Vested and exercisable	1,408	1,608
Unvested (a)	260	670
Options outstanding	1,668	2,278
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,139	$1,738	$5,102	$4,090
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,232	13,854	14,156	13,638
Effect of dilutive securities:
Stock options and restricted stock	472	685	560	783
Denominator for diluted net income per share - weighted-average outstanding shares	14,704	14,539	14,716	14,421

Net income per share - basic	$0.08	$0.13	$0.36	$0.30
Net income per share - diluted	$0.08	$0.12	$0.35	$0.28

10. Commitments and Contingencies

Contractual obligations as of June 30, 2024 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2024	2025	2026	2027	2028	Thereafter
Debt obligations	$166,490	$14,490	$9,500	$19,000	$23,750	$99,750	$—
Facility operating leases	19,929	1,108	3,572	3,350	2,751	2,602	6,546
Total contractual obligations	$186,419	$15,598	$13,072	$22,350	$26,501	$102,352	$6,546

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

11. Related Party Transactions

The Company has determined that for the nine months ended June 30, 2024 and 2023, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (55.1%), firm fixed price contracts (24.7%), and cost reimbursable contracts (20.1%).

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

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the National Institutes of Health ("NIH"), the Defense Health Agency ("DHA"), Telemedicine and Advanced Technology Research Center ("TATRC"), and US Navy Naval Information Warfare Center ("NIWC"), rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering, Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Nine Months Ended
	June 30,
	2024		2023
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$139,937	46.7%	$115,528	42.1%
Department of Veterans Affairs	105,788	35.3%	104,489	38.1%
Department of Defense	48,458	16.2%	50,802	18.5%
Other customers with less than 10% share of total revenue	5,368	1.8%	3,566	1.3%
Total revenue	$299,551	100.0%	$274,385	100.0%

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

The revenue attributable to the VA was derived from 8 separate task orders covering the Company's performance of pharmacy and logistics services in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program.

•Pharmacy services represents approximately $59.5 million and $60.6 million of revenues for the nine months ended June 30, 2024 and 2023, respectively, and operated under task orders effective through July 31, 2024.
•Logistics services represents approximately $46.3 million and $43.7 million of revenues for the nine months ended June 30, 2024 and 2023, respectively, and operated under task orders effective through July 31, 2024.

In April 2024, the Company received a new Indefinite-Delivery Indefinite-Quantity ("IDIQ") contract to continue providing prime contractor services at all CMOP locations while the pending procurements are evaluated. The ceiling value of the IDIQ contract is $200.0 million with the initial tasking through July 31, 2024. The customer has indicated their intention to extend the current task orders to October 31, 2024 with the exception of the Chelmsford CMOP location. During the quarter, we were notified that the VA's decision to award the task order for the Chelmsford location to a service-disabled veteran owned small business (“SDVOSB”) that is unaffiliated with DLH has withstood a protest and has been formally awarded. As a result, for the Chelmsford location, the SDVOSB is expected to begin performing services on August 1, 2024. The revenue derived by DLH from its current prime contracts to perform services at this location represents less than 3% of its consolidated revenue for the nine months ended June 30, 2024.

During the quarter ended June 30, 2024, the VA issued amendments to the requests for proposals for the seven remaining CMOP locations. The amendments require a current or potentially new bidder to respond to the solicitations' changes with a compliant proposal. Due dates for the proposals have not yet been assigned; once submitted, each procurement will be evaluated separately which may result in differing timelines for releasing an award decision. The solicitations remain set aside for an SDVOSB to perform as the prime contractor. DLH intends to submit revised proposals with our SDVOSB partner as prime contractor. While the acquisition process is being conducted, DLH continues to operate as the prime contractor for all CMOP locations other than the Chelmsford location.

Should the new contracts for performance of these services be awarded to a partner of DLH, the Company expects to continue to perform a significant amount of the contract’s volume of business as a subcontractor. Should the VA conclude that an award to an SDVOSB prime contractor is not in the best interest of the government, they may reissue a solicitation in an unrestricted competition. DLH believes that its service excellence over many years on the program continues to provide the company and its partners with competitive advantages in the ongoing solicitation.

Backlog

At June 30, 2024, our backlog was approximately $670.5 million of which $141.5 million was funded backlog. At September 30, 2023, our backlog was approximately $704.8 million, of which $169.9 million was funded backlog.

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

Results of Operations

The following table summarizes results of operations for the three months ended June 30, 2024 and 2023 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	June 30
Consolidated Statements of Operations:	2024		2023		Change
Revenue	$100,694	100.0%	$102,241	100.0%	$(1,547)
Cost of operations:
Contract costs	81,646	81.1%	80,919	79.1%	727
General and administrative costs	9,013	9.0%	9,935	9.7%	(922)
Depreciation and amortization	4,272	4.2%	4,280	4.2%	(8)
Total operating costs	94,931	94.3%	95,134	93.0%	(203)
Income from operations	5,763	5.7%	7,107	7.0%	(1,344)
Interest expense	4,143	4.1%	4,917	4.9%	(774)
Income before provision for income tax	1,620	1.6%	2,190	2.1%	(570)
Provision for income tax expense	481	0.5%	452	0.4%	29
Net income	$1,139	1.1%	$1,738	1.7%	$(599)

Net income per share - basic	$0.08		$0.13		$(0.05)
Net income per share - diluted	$0.08		$0.12		$(0.04)

Revenue

Revenue decreased $1.5 million for the three months ended June 30, 2024 over 2023, reflecting growth across the Company's programs, particularly in public health and IT services, offset by contracts converting to small business set-aside companies.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs increased $0.7 million for the three months ended June 30, 2024 over 2023; the increase was primarily due to an increase in non-labor costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $0.9 million for the three months ended June 30, 2024 as compared to 2023. As a percentage of revenue general and administrative costs decreased to 9.0% from 9.7%, the decrease was primarily due to a decrease in episodic legal costs.

For the three months ended June 30, 2024, depreciation and amortization expense were approximately $0.2 million and $4.1 million, respectively, as compared to approximately $0.2 million and $4.1 million for the three months ended June 30, 2023, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.8 million for the three months ended June 30, 2024 over 2023, primarily due to the prepayment of debt resulting in reduced interest payments.

Provision for Income Tax Expense

Provision for income tax expense increased $29.0 thousand for the three months ended June 30, 2024 over 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was 29.7% and 20.6%, respectively. The increase in the effective tax rate in the current fiscal quarter is primarily due to the beneficial impact of stock-based compensation expense as options were exercised in the same quarter in the prior fiscal year.

The following table summarizes results of operations for the nine months ended June 30, 2024 and 2023 (in thousands except for per share amounts, and percentage of revenue):

	Nine Months Ended
	June 30
Consolidated Statements of Operations:	2024		2023		Change
Revenue	$299,551	100.0%	$274,385	100.0%	$25,166
Cost of operations:
Contract costs	239,839	80.1%	216,779	79.0%	23,060
General and administrative costs	28,420	9.5%	27,670	10.1%	750
Corporate development costs	—	—%	1,735	0.6%	(1,735)
Depreciation and amortization	12,769	4.3%	11,281	4.1%	1,488
Total operating costs	281,028	93.8%	257,465	93.8%	23,563
Income from operations	18,523	6.2%	16,920	6.2%	1,603
Interest expense	12,991	4.3%	11,512	4.2%	1,479
Income before provision for income tax	5,532	1.8%	5,408	2.0%	124
Provision for income tax expense	430	0.1%	1,318	0.5%	(888)
Net income	$5,102	1.7%	$4,090	1.5%	$1,012

Net income per share - basic	$0.36		$0.30		$0.06
Net income per share - diluted	$0.35		$0.28		$0.07

Revenue

Revenue increased $25.2 million for the nine months ended June 30, 2024 over 2023, principally due to the December 2022 acquisition.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs increased $23.1 million for the nine months ended June 30, 2024 over 2023. The increase in costs is primarily due to increased revenue.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs increased $0.8 million for the nine months ended June 30, 2024 over 2023. As a percentage of revenue, general and administrative costs decreased to 9.5% from 10.1%. The decrease was primarily due to increased operating leverage.

For the nine months ended June 30, 2024, depreciation and amortization expense were approximately $0.4 million and $12.3 million, respectively, as compared to approximately $0.6 million and $10.7 million for the nine months ended June 30, 2023, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense increased $1.5 million for nine months ended June 30, 2024 over 2023, primarily due to the borrowing required to finance the December 2022 acquisition.

Provision for Income Tax Expense

Provision for income tax expense decreased $0.9 million for the nine months ended June 30, 2024 over 2023. The effective tax rate for the nine months ended June 30, 2024 and 2023 was 7.8% and 24.4%, respectively. The decrease in the effective tax rate in the current fiscal year is primarily due to the beneficial impact of stock based compensation expense as options are exercised.

Non-GAAP Financial Measures

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) income tax expense and benefit, and (iii) depreciation and amortization.

On a non-GAAP basis, Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") for the nine months ended June 30, 2024 and 2023 was approximately $31.3 million and $28.2 million, respectively. The increase was principally due to the contribution of the December 2022 acquisition.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Net income	$1,139	$1,738	$(599)	$5,102	$4,090	$1,012
(i) Interest expense, net	4,143	4,917	(774)	12,991	11,512	1,479
(ii) Provision for income tax expense	481	452	29	430	1,318	(888)
(iii) Depreciation and amortization	4,272	4,280	(8)	12,769	11,281	1,488
EBITDA	$10,035	$11,387	$(1,352)	$31,292	$28,201	$3,091

Liquidity and capital management

Cash is approximately $0.4 million and $0.2 million for the period ended June 30, 2024 and September 30, 2023, respectively.

Credit facility is total approximately $24.0 million and $32.0 million for the period ended June 30, 2024 and September 30, 2023, respectively. The decrease is primarily due to increased collections which reduce accounts receivable, thereby reducing the collateral available for the revolving credit facility.

A summary of the change in cash is presented as follows (in thousands):

	Six Months Ended
	2024	2023	Change
Net cash provided by operating activities	$14,931	$14,997	$(66)
Net cash used in investing activities	(627)	(181,291)	180,664
Net cash (used in) provided by financing activities	(14,096)	166,596	(180,692)
Net change in cash	$208	$302	$(94)

Cash flows provided by operating activities totaled approximately $14.9 million and $15.0 million for the nine months ended June 30, 2024 and 2023, respectively.

Cash used in investing activities totaled $0.6 million and $181.3 million for the nine months ended June 30, 2024 and 2023, respectively. The cash utilized in the prior fiscal year period was predominantly due to the December 2022 acquisition.

Cash used in and provided by financing activities during the nine months ended June 30, 2024 and 2023 were approximately $14.1 million and $166.6 million, respectively. The cash used by financing activities was principally due to retiring of outstanding term debt in the nine months ended June 30, 2024. The cash provided financed the December 2022 acquisition in the nine months ended June 30, 2023.

Sources of cash

As of June 30, 2024, our immediate sources of liquidity include cash of approximately $0.4 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $70.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2024, we had unused borrowing capacity of $24.0 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended June 30, 2024 is as follows (in thousands):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$152,000	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$14,490	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of June 30, 2024 was 5.3%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which has a notional amount of $80.0 million at June 30, 2024, a fixed interest rate is 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the nine months ended June 30, 2024, interest expense has been decreased by approximately $1.0 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027

(b) The secured revolving line of credit has a ceiling of up to $70.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at June 30, 2024 of $14.5 million
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of June 30, 2024 are as follows (in thousands):

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
	Total	Months	Years	Years	Years
Debt obligations	$166,490	$19,240	$41,563	$105,688	$—
Facility operating leases	19,930	2,889	5,141	5,353	6,546
Total contractual obligations	$186,420	$22,129	$46,704	$111,041	$6,546
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $80 million at June 30, 2024. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.9 million per year. As of June 30, 2024, the interest rate on the floating interest rate debt was 9.4%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2023 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended June 30, 2024, no director or office of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: July 31, 2024