Form 10-K
period 2024-09-30
DLH Holdings Corp.
filed 2024-12-04
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2024, was $113,389,085.
As of December 2, 2024 there were 14,386,468 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2024.

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
ITEM 1. BUSINESS
Overview and Background
DLH Holdings Corp. ("DLH") delivers improved health and readiness solutions for federal government customers through digital transformation and cyber security, science research and development, and systems engineering and integration. We bring a unique combination of government sector experience, proven methodology, and unwavering commitment to solve the complex problems faced by civilian and military customers alike, doing so by leveraging multiple capabilities, including cyber technology, artificial intelligence, advanced analytics, cloud-based applications, and telehealth systems.

Competitive Advantages

We believe we are advantageously positioned within our markets through a number of features including, but not limited to:
•highly credentialed workforce;
•predominantly performing as the prime contractor;
•strong past performance record across our government contracts; and
•strong bipartisan support for our key contracts.

We have invested in leading credentials and capabilities that we expect will deliver value to our customers. These investments include the development of secure Information Technology ("IT") platforms; sophisticated data analytic tools and techniques; and implementation process improvement and quality assurance programs and techniques. We are actively pursuing additional credentials that will support our customers' ever-evolving missions.

Solutions and Services

We primarily focus on improved deployment of large-scale health and defense initiatives for multiple agencies within the federal government, including the Department of Health and Human Services ("HHS"), the Department of Veterans Affairs ("VA"), Department of Defense ("DoD"), and many of their sub-agencies.

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (54%), firm fixed price contracts (26%) and cost reimbursable contracts (20%).

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

Science Research and Development

We advance scientific knowledge and understanding through our extensive research portfolio and domain expertise. We primarily provide large-scale data analytics, testing and evaluation, clinical trials research services, and epidemiology studies to support multiple operating divisions within HHS, including NIH and the Center for Disease Control and Prevention ("CDC"), the Military Health System, and leading academic institutes.

Our employees support innovative, cutting-edge research on emerging trends, health informatics analyses, and the application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and transformative R&D support services. Our decades of experience designing, conducting, and analyzing studies for our diverse customer base, and our full-service clinical research solutions are designed for each customer’s specific research development program. Our employees provide expert knowledge and experience that supports our customers’ missions.

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

We utilize automation to accelerate infrastructure innovation and help customers define a lifecycle for automation assets, as well as set standards for version control, testing, and release processes that proved a robust foundation for their customers. DLH delivers IT operational resilience and efficiency in parallel with technology innovation integration, via hybrid and multi-cloud solutions, leveraging integrated services, process automation, advanced tool stacks, and mature quality processes. Our employees engineer, implement, and operate solutions that demonstrate measurable results to satisfy our customer’s management requirements, thus helping customers to confidently deploy secure platforms and technologies that reduce operational costs. We have invested in agile software development credentials for our technical staff and have achieved Capability Maturity Model Integration ("CMMI") level 3. Our enterprise lifecycle logistics support services encompass military systems deployed worldwide, as well as scientific and IT systems and peripherals for Federal civilian agencies.

Major Customers

Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the years ended September 30, 2024 and 2023, respectively (in thousands):

	2024		2023
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$184,544	46.6%	$161,311	42.9%
Department of Veterans Affairs	139,945	35.3%	138,862	37.0%
Department of Defense	64,128	16.2%	70,325	18.7%
Customers with less than 10% share of total revenue	7,320	1.9%	5,374	1.4%
Revenue	$395,937	100.0%	$375,872	100.0%

We remain dependent upon the continuation of our relationships with our major customers as a significant portion of our revenue is concentrated in each of them. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with any of these customers, if we were to lose any of our material contracts, or if the amount of services we provide to them is materially reduced.

Major Contracts

We operate primarily through prime contracts awarded by the government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the U.S. government, which supports our overall corporate growth strategy. A major contract is defined as a contract or set of contracts from which we derive at least 10% of our revenues.

The revenue attributable to the VA was derived from separate task orders covering the Company's performance of pharmacy and logistics services at various regional locations, in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program.

•CMOP pharmacy and logistic services represent approximately $139.9 million and $138.8 million of revenues for the years ended September 30, 2024 and 2023, respectively
•After the close of fiscal 2024, we received new tasks orders to continue providing services to seven CMOP locations. The new task orders were issued under the contract awarded in April 2024 and have varying durations of up to four months. At the conclusion of these task orders, the customer may extend these task orders or award new task orders if they have not yet awarded the new contracts.

As previously reported, the VA issued separate requests for proposals for healthcare pharmacy and logistic services for each of its eight CMOP locations. Each of these procurements is being evaluated separately and may be subject to differing timelines for award. The procurements were set-aside for a service-disabled veteran owned small business (“SDVOSB”) as the prime contractor. During the quarter ended March 31, 2024, the VA began the process of evaluating these and subsequently made an award decision for the Chelmsford CMOP Staffing Services location to an SDVOSB unrelated to DLH. In support of DLH’s continuing performance as the prime contractor during the ongoing acquisition evaluation, the VA awarded us a sole-source IDIQ contract effective May 1, 2024. The IDIQ has a ceiling value of $200.0 million and a maximum period of performance through April 30, 2025, with the potential for orders placed within that period to extend performance through October 2025.

During the quarter ended June 30, 2024, the VA issued amendments to the requests for proposals for the seven remaining CMOP locations. The amendments required a current or potentially new bidder to respond to the solicitations' changes with a compliant proposal. As with all proposal opportunities, DLH evaluated the revised CMOP requests for proposal for suitability of terms and conditions. As a result, we elected to not pursue certain of the opportunities.

Proposals were due for four of the seven locations during the quarter ended September 30, 2024. The remaining three locations have not yet had their proposal due dates assigned. While the acquisition process is being conducted, DLH continues to operate as the prime contractor for all seven CMOP locations that it currently manages. DLH intends to provide additional updates to the progression of these solicitations as a part of its regular quarterly and annual filings.

The Company's contract with HHS in support of its Head Start program generated $40.4 million and $36.0 million of revenues for the years ended September 30, 2024 and 2023, respectively. This contract has a period of performance through April 2025.

Backlog

On September 30, 2024, our backlog was approximately $690.3 million, of which $155.1 million was funded backlog. On September 30, 2023 our backlog was $704.8 million, of which $169.9 million was funded backlog.

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

Competitive Landscape

Competitive solicitations and long business development cycles are characteristics of the government contracting industry in which we operate. For major program competitions, the business acquisition cycle typically ranges from 18 to 36 months. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We predominantly are the prime contractor on our contracts with federal government customers and compete with several large and small-business companies in pursuit of acquiring new business. In some cases, we seek to partner with other companies on new business pursuits to improve our competitive positioning with the customer.

Our competitors include operating units within: Accenture Federal Services LLC, BAE Systems plc, Booz Allen Hamilton Holding Corp., CACI International, Inc., Deloitte, ECS Federal, LLC, The Emmes Company, LLC, General Dynamics Information Technology, Inc., Guidehouse, IBM Federal, ICF International, Inc., Information Management Services, Inc., Leidos Holdings, Inc., LMI Consulting, LLC, ManTech International Corp., NexGen Data Systems Inc., Peraton, Inc., PPD Inc., Scientific Research Corp, Rho, Inc., RTI International, SAIC Inc., The Informatics Applications Group Inc. (TIAG), UnitedHealth Group, Inc. and Westat, Inc.

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

Seasonality

The U.S. government's fiscal year ends on September 30 each year. While not certain, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds.

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

Human Capital Management and Employee Relations

Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement and development is a key component of delivering high quality services to our customers.

As of September 30, 2024, we employed approximately 2,800 employees performing throughout the U.S. and one location overseas. Management believes that it has good relations with its employees.

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

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2024, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and the Industry in which we Compete
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, we derive 98% of our revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2024 and 2023. We expect that Federal government contracts will continue to be our primary source of revenue for the foreseeable future. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts, and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts.

A significant portion of our revenue is concentrated in contracts with the VA and HHS. There can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, or that we will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA for the provision of services to its CMOP operations is currently subject to renewal solicitations which have been published as a set aside for a service-disabled veteran owned small business (“SDVOSB”) to perform as the prime contractor. DLH submitted revised proposals with its SDVOSB partner as prime contractor on certain of the opportunities. During the fiscal year ended September 30, 2024, the VA awarded one of the task orders to a SDVOSB that is unaffiliated with DLH. While the acquisition process is being conducted, DLH continues to operate as the prime contractor for the seven CMOP locations that it currently manages. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any of our material current contracts, or if the amount of services we provide to them is materially reduced.

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

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. In recent years, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Changes in federal government budgetary priorities or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. Further, congressional seats may change during election years, and the balance of spending priorities may change along with them. Historically, our customers’ missions have received bipartisan support from the legislative and executive branches of the federal government. However, we anticipate that the President-Elect and new Congress will seek to implement their budget priorities, which may impact our customers’ projects and budgets.

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

VA programs, which accounted for approximately 35.3% and 36.9% of the Company’s revenue for the years ended September 30, 2024 and 2023, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriations process could delay procurement of the services we provide and adversely affect our future revenues.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. Currently, the U.S. government is operating under a continuing resolution (CR) which expires on December 20, 2024. When the U.S. government operates under a CR, delays can occur in the procurement of the services and solutions that we provide and may result in new initiatives being canceled. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. A federal government shutdown could, however, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations.

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

At September 30, 2024, our backlog includes cost reimbursable, time-and-materials, and firm-fixed-price contracts. Our earnings and margins may vary depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability.

Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs and optimize our business. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to cost-effectively hire and retain people with the knowledge and skills necessary to deliver our services and solutions we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability.

If we do not accurately anticipate the cost, risk and complexity of performing our work or if third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be less profitable than expected or unprofitable.

Our contract profitability is highly dependent on our forecasts regarding the effort and cost necessary to deliver our services and solutions, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing engagements to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable. In addition, many of the contracts we perform under require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner, at the anticipated cost, and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or provide anticipated productivity gains, or may take more effort to implement than initially predicted. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.

Risks Relating to Our Information Technology Systems and Intellectual Property

We are highly dependent on the proper functioning of our information systems.

We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations match employee resources and customer assignments and track regulatory credentialing. They also perform payroll, billing and accounts receivable functions. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, as more of our employees continue to work remotely, and as cyberattacks become increasingly sophisticated (e.g. deepfakes and AI generated social engineering), the risk of security incidents and cyberattacks has increased. Threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, business partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. Both our client and our company may experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. While we have multiple back up plans for these types of contingencies, our information systems are vulnerable to fire, storms, flood, power loss, telecommunication outages, physical break-ins, cyber-attack, ransomware, and similar events. If our information systems become inoperable, or are otherwise unavailable, these functions would have to be accomplished manually, which in turn could impact our financial viability, due to the increased cost associated with performing these functions manually. Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential client, vendor, business partner or DLH data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

Our systems and networks may be subject to cybersecurity breaches.

Many of our operations rely heavily upon technology systems and networks to receive, input, maintain and communicate participant and customer data pertaining to the programs we manage. While we have programs designed to protect such information and comply with all relevant privacy and security requirements, the threats that our clients face have grown more frequent and sophisticated. Any systems failures, whether caused by us, a third-party service provider, or unauthorized intruders and hackers, or due to situations such as computer viruses, natural disasters, or power shortages, could cause loss of data or interruptions or delays in our business or that of our customers. If our systems or networks were compromised by a security breach, we could be adversely affected by losing confidential or protected information of program participants and customers, and we could suffer reputational damage and a loss of confidence from prospective and existing customers. Similarly, if our internal networks were compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. The loss, theft or improper disclosure of that information could subject the Company to sanctions under the relevant laws, remediation costs, contract termination, lawsuits from affected individuals, negative press articles and a loss of confidence from our government customers, all of which could adversely affect our existing business, future opportunities and financial condition. Further, our property and cyber insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated. In addition, in order to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customer’s operations which could cause us to experience significant delays under a contract, and a material adverse effect on our results of operations.

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

With respect to our acquisition of DLH, LLC (formerly, Grove Resource Solutions, LLC) in December 2022, the benefits of the acquisition will depend, in part, on our ability to successfully combine our businesses and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame or may never realize these benefits and the value of our common stock may be harmed. The acquisition involves the integration of the acquired business with our existing business, which was a costly and time-consuming process. If we are ultimately unable to successfully or efficiently integrate our operations with those of the acquired business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the acquisition, and our business, results of operations, and financial condition could be materially adversely affected.

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

Following our acquisition of DLH, LLC (formerly, Grove Resource Solutions, LLC) in December 2022, we amended and restated our credit agreement with First National Bank of Pennsylvania and certain other lenders (the “Credit Agreement”) and incurred additional indebtedness. The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions, including limitations on: granting liens; incurring other indebtedness; disposing assets; making investments in other entities; and completing other mergers and consolidations. Also, the Credit Agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement also requires prepayments of a percentage of excess cash flow. Accordingly, a portion of our cash flow from operations was dedicated to the repayment of our indebtedness and we expect future cash flow to be used to reduce our indebtedness. The Credit Agreement provides for customary events of default, including, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties. If we are unable to make the scheduled principal and interest payments on the Credit Agreement or maintain compliance with other debt covenants, we may be in default under the Credit Agreement, which if not waived, could cause our debt to become immediately due and payable and enable the lenders to enforce their rights under the Credit Agreement. Such an event would likely have a material adverse effect on our business, financial condition and results of operations.

Our increased indebtedness could adversely affect us in a number of other ways, including:

•causing us to be less able to take advantage of business opportunities, such as other acquisition opportunities, and to react to changes in market or industry conditions;

•increasing our vulnerability to adverse economic, industry, or competitive developments;

•affecting our ability to pay or refinance debts as they become due during adverse economic, financial market, and industry conditions;

•requiring us to use a larger portion of cash flow for debt service, reducing funds available for other purposes;

•decreasing our profitability and/or cash flow;

•causing us to be disadvantaged compared to competitors with less leverage; and

•limiting our ability to borrow additional funds in the future to fund working capital, capital expenditures, and other general corporate purposes.

Risks Relating to Our Corporate Structure and Capital Stock

Our stock price has been volatile and your investment in our common stock may suffer a decline in value.

The price of our common stock has been subject to fluctuations, has declined in value over the past fiscal year, and may further decline in the future due to risks defined herein, or due to factors beyond our control, including changes in market conditions such as increased interest rates, a recession, or a change in Federal spending priorities. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

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

•require certain super majority votes; and

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

As of September 30, 2024, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 41% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 26% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These matters might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2024, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

We face various risks related to health epidemics, pandemics, and similar outbreak. The COVID-19 pandemic and the mitigation efforts to control its spread created significant volatility, uncertainty and economic disruption and adversely impacted the U.S. and global economies. The extent to which future health epidemics or pandemics impacts our business, operations and financial results will depend on numerous factors that we may not be able to accurately predict or control, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have may be taken in response to such events, including our ability to fully perform on our contracts as a result of government actions; the impact on economic activity and actions taken in response; the effect on our customers and customer demand for our services and solutions; our ability to sell and provide our services and solutions; and any closures of our and our customers’ offices and facilities. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy

As a leading provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services, we continuously monitor for and defend against cyber threats and advanced persistent threats both internally and for our clients. Our cybersecurity risk management program is an integral part of our overall enterprise risk management program, and is designed to assess, identify, manage and mitigate internal and external cybersecurity risks, threats and incidents

As a public company and a government contractor, we are required to comply with extensive security and compliance regulations and standards and we employ technologies and have implemented programs and processes to continually assess, identify, and manage cybersecurity risks as we aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity risk management program is designed to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and comply with extensive regulations, including U.S. government cybersecurity regulations. Our policies and implemented controls are assessed at least annually by external organizations for compliance with Federal Risk and Authorization Management ("FedRAMP"), Federal Information Security Modernization Act ("FISMA"), Cybersecurity Maturity Model Certification ("CMMC"), and International Organization for Standardization ("ISO") 27001 standards. We also conduct periodic penetration tests, threat simulations, and exercises to test the effectiveness of our cybersecurity defenses and controls, as well as our ability to respond to and recover from cybersecurity incidents. We undertake efforts to address and mitigate risks from vulnerabilities identified during such assessments, simulations, and exercises, including through employee cybersecurity training and ongoing investments in capabilities to protect our assets.

Governance and Management's Responsibilities

Our cybersecurity risk management program is led by Executive and Senior management, who hold a number of certifications including Certified CMMC Professional ("CCP"), Certified Information Security Manager ("CISM"), and Project Management Professional ("PMP"). Management is responsible for our information security strategy, policies, security architecture and engineering, security operations, and cybersecurity threat detection and response. The team of senior management officers responsible for our cybersecurity function is tasked with ensuring that potential cybersecurity risks are monitored, appropriate mitigation measures are implemented, and our processes for identifying and assessing cybersecurity risks and reporting cybersecurity breaches and other information security incidents operate as designed and comply with applicable requirements.

Our Board and its committees oversee the Company’s risk management processes, including but not limited to those relevant to cybersecurity risks. Our Cybersecurity, Technology, and Biomedical Research ("CTBR") Committee is chaired by an independent director who is certified in Cybersecurity Oversight. The CTBR Committee receives briefings on our cybersecurity posture and cybersecurity trends and risks from management. Our CTBR Committee regularly briefs our Board of Directors on security posture, planned activities, and cybersecurity risks which may cause a material, adverse impact to the Company’s operations, reputation, or value and will report any findings or make recommendations to the Board, as appropriate.

Cybersecurity Threats

To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business operations or financial condition. While we have taken significant steps to manage cybersecurity risks, there can be no assurance that these measures will prevent all potential incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2024, we operate seven locations in the U.S. and one location in Kampala, Uganda: occupying a total of approximately 93.7 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, and we presently maintain a National Capital Region office in Bethesda, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. For the fiscal year ended September 30, 2024, our total lease expense was approximately $4.0 million. See Note 6. Leases in Part II of this Annual Report on Form 10-K for additional information.

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

Equity Holders

As of September 30, 2024, the number of shareholders of our common stock of record was approximately 100 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2024. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	1,236,000	$9.28	1,123,015

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2024. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

DLH Holdings Corp. ("DLH") delivers improved health and cyber readiness solutions for federal government customers through digital transformation, science research and development, and systems engineering and integration. We bring a unique combination of government sector experience, proven methodologies, and unwavering commitment to solve the complex problems faced by civilian and military customers alike, doing so by leveraging a robust capability set, including cyber technology, artificial intelligence, advanced analytics, cloud-based applications, and telehealth systems.

We derive 98% of our revenue from agencies of the Federal government, providing services to several agencies including the HHS, VA, DoD, and DHS. The following table summarizes the revenues by customer for the years ended September 30, 2024 and 2023, respectively (in thousands):

	2024		2023
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$184,544	46.6%	$161,311	42.9%
Department of Veterans Affairs	139,945	35.3%	138,862	37.0%
Department of Defense	64,128	16.2%	70,325	18.7%
Customers with less than 10% share of total revenue	7,320	1.9%	5,374	1.4%
Revenue	$395,937	100.0%	$375,872	100.0%

Forward Looking Business Trends:

Our mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Through our acquisition program, we have built a platform of technology-powered solutions to enable us to provide an array of innovative, high-value solutions in information technology, public health and digital transformation. We are focused on increasing organic growth across our addressable market and delivering robust cash flow. Our primary focus within the defense agency markets includes cyber security, military service members' and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets includes digital transformation, IT modernization, healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at-risk populations. We believe these business development priorities will position the Company to expand within top national priority programs and funded areas.

Federal budget outlook for fiscal year 2025:

While Congress has not completed the final appropriation bills for the government’s 2025 fiscal year, the Company continues to believe that its key programs benefit from bipartisan support and does not expect a material impact on its current business base from budget negotiations. If the appropriations bills are not timely enacted, government agencies operate under a continuing resolution ("CR"), which may negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors.

On September 26, 2024, the President signed a continuing resolution (CR, H.R. 9747). The CR extends fiscal year 2025 funding for all 12 annual spending bills, including the Defense, Labor, Health and Human Services, and Education bills, through December 20, 2024. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We are monitoring impact the new Presidential Administration will have on government funding negotiations as their legislative and political priorities . We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. Historically, our customers’ missions have received bipartisan support from the legislative and executive branches of the federal government. However, we anticipate that the President-Elect and new Congress will seek to implement their budget priorities, which may impact our customers’ projects and budgets.

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

During the fiscal year ended September 30, 2024, we generated revenues of approximately $140.0 million from our set of contracts in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. As previously reported, the VA has been soliciting proposals for new contracts covering this work with a preference for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. During the 2024 fiscal year, the VA awarded one contract to a SDVOSB that was not affiliated with DLH. Should awards for the locations for which we have submitted a proposal be offered to a partner of DLH, we expect to continue to perform a significant amount of those contracts' volume of business as a subcontractor. While the acquisition process is being conducted, DLH continues to operate as the prime contractor for all CMOP locations other than the Chelmsford location. For more information concerning the status of this procurement effort, see Item 1. Business – Major Contracts.

Results of Operations

Fiscal Year Ended September 30, 2024 as Compared to Fiscal Year Ended September 30, 2023

The following table summarizes, for the years indicated, consolidated statements of operations data expressed (in thousands except for per share amounts, and as percentages of revenue):

	Year Ended September 30,
	2024		2023		Change
Revenue	$395,937	100.0%	$375,872	100.0%	$20,065
Cost of operations
Contract costs	317,026	80.1%	296,016	78.8%	21,010
General and administrative costs	36,959	9.3%	37,795	10.1%	(836)
Impairment loss of long-lived asset	—	—%	7,673	2.0%	(7,673)
Corporate development costs	—	—%	1,735	0.5%	(1,735)
Depreciation and amortization	17,052	4.3%	15,562	4.1%	1,490
Total operating costs	371,037	93.7%	358,781	95.5%	12,256
Income from operations	24,900	6.3%	17,091	4.5%	7,809
Interest expense	17,153	4.3%	16,271	4.3%	882
Income before provision for income tax (benefit) expense	7,747	2.0%	820	0.2%	6,927
Provision for income tax expense (benefit)	350	0.1%	(641)	(0.2)%	991
Net income	$7,397	1.9%	$1,461	0.4%	$5,936
Net income per share - basic	$0.52		$0.11		$0.41
Net income per share - diluted	$0.51		$0.10		$0.41

Revenue

For the year ended September 30, 2024 revenue was $395.9 million, an increase of $20.1 million or 5.3% over the prior year period. The increase in revenue is principally due to the December 2022 acquisition.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the year ended September 30, 2024, the contract costs increased as compared to the prior fiscal year by $21.0 million to approximately $317.0 million primarily due to the increase in revenue volume. Non-labor costs, which consist primarily of subcontract and other direct costs and inherently carry a lower margin, increased as a percentage of revenue in fiscal 2024 as compared to the prior fiscal year.

General and administrative costs are for employees and third parties not directly providing services to our customers, including but not limited to executive management, bid and proposal, accounting, and human resources. These costs decreased as compared to the prior fiscal year by $0.8 million to approximately $37.0 million as the company achieved operating leverage following the December 2022 acquisition.

In the 2023 fiscal year there were two costs that did not recur in fiscal 2024 which impacted the Company’s operating income and net income. These costs consisted of an impairment loss of a long-lived asset of $7.7 million and corporate development costs of $1.7 million. The impairment charge resulted from the consolidation of under utilized real estate assets. The corporate development costs were incurred to complete the December 2022 acquisition and include legal counsel, financial due diligence, customer market analysis and representation and warranty insurance premiums.

For the year ended September 30, 2024, depreciation and amortization costs were $0.6 million and $16.5 million, respectively, as compared to $0.8 million and $14.8 million for the year ended September 30, 2023, respectively, an aggregate increase of $1.5 million which is primary due to the December 2022 acquisition.

Interest Expense

Interest expense includes items such as interest expense and amortization of deferred financing costs on debt obligations. For the year ended September 30, 2024, interest expense was $17.2 million compared to interest expense of $16.3 million in the prior year, an increase of approximately $0.9 million over the prior year period. The increase in interest expense was primarily due to the increase in debt associated with the December 2022 acquisition.

Provision for Income Taxes

Provision for Income taxes for the fiscal year ended September 30, 2024 was a tax expense of $0.4 million, an increase of approximately $1.0 million from the prior fiscal year. The increase was primarily due to the impairment of real estate assets in fiscal 2023 that did not impact fiscal 2024. The effective tax rate was a positive 4.5% for the fiscal year ending September 30, 2024 and a negative 72.2% for the fiscal year ending September 30, 2023.

Non-GAAP Financial Measures

The Company is presenting additional non-GAAP measures regarding its financial performance for years ended September 30, 2024 and 2023. The measures presented are Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA. In calculating Adjusted EBITDA, we have added the corporate development costs associated with completing the December 2022 acquisition to our results for fiscal year 2023 and removed the impairment loss on certain real estate assets. These resulting measures present the annual financial performance compared to results delivered in the prior year period. Definitions of these additional non-GAAP measures are set forth below.

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

These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. EBITDA and Adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate each adjustment in our reconciliation to the nearest GAAP financial measures and (ii) use the aforementioned non-GAAP measures in addition to, and not as an alternative to, revenue, operating income, or net income, as measures of operating results, each as defined under GAAP. We have defined these non-GAAP measures as follows:

"EBITDA" represents net income before income taxes, interest, depreciation and amortization.

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization and the corporate costs associated with completing the acquisition and the impairment loss on the right of use asset.

Reconciliation of GAAP net income to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands):

	Year Ended
	September 30,
	2024	2023	Change
Net income	$7,397	$1,461	$5,936
Interest expense, net	$17,153	$16,271	882
Provision for income tax expense (benefit)	350	(641)	991
Depreciation and amortization	17,052	15,562	1,490
EBITDA	$41,952	32,653	$9,299
Impairment loss of long-lived asset (a)	—	7,673	(7,673)
Corporate development costs (b)	—	1,735	(1,735)
Adjusted EBITDA	$41,952	42,061	$(109)

(a): Represents impairment loss of certain long-lived real estate assets associated with a reduction of the fair value of an asset prompted by a triggering event. During the fourth quarter of fiscal 2023, DLH reduced its leased office space requirement by consolidating underutilized premises as part of an ongoing facility rationalization effort, to accurately reflect the operational needs of the business. As a result, the Company has determined that its Right of Use Assets experienced a reduction in fair value below its associated carrying value and recorded a $7.7 million loss of fair value.

(b): Represents corporate development costs we incurred to complete the December 2022 transaction. These costs primarily include legal counsel, financial due diligence, customer market analysis and representation and warranty insurance premiums.

Liquidity and Capital Management

Cash is approximately $0.3 million and $0.2 million for the period ended September 30, 2024 and 2023 respectively.

Credit facility availability was approximately $32.5 million and $32.0 million for the period ended September 30, 2024 and 2023, respectively.

A summary of the change in cash is presented below for the years ended September 30, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2024	2023
Net cash provided by operating activities	$27,366	$31,033
Net cash used in investing activities	(836)	(181,197)
Net cash (used in) provided by financing activities	(26,403)	150,151
Net change in cash	$127	$(13)

Cash flows from operations totaled approximately $27.4 million and $31.0 million for the years ended September 30, 2024 and 2023, respectively. The decrease in cash from operations was principally due to a decrease in current liabilities, specifically lease liabilities.

We used $0.8 million and $181.2 million of cash in investing activities during fiscal years 2024 and 2023, respectively. The cash utilized was predominantly due capital expenditures and the December 2022 acquisition in fiscal years 2024 and 2023, respectively.

Cash used in financing activities during the fiscal year ended September 30, 2024 was approximately $26.4 million and cash provided by financing activities during the fiscal year ended September 30, 2023 was $150.2 million, respectively. The cash used in financial activities during the fiscal year ended September 30, 2024, was primarily due to the early repayment of principal on our secured term loan. The activity in the fiscal year ended September 30, 2023 was primarily due to finance the December 2022 acquisition.

Sources of Cash

As of September 30, 2024, our immediate sources of liquidity include cash of approximately $0.3 million, accounts receivable, and access to our secured revolving line of credit. This credit facility provides us with access of up to $32.5 million subject to certain conditions including eligible accounts receivable. As of September 30, 2024, we had unused borrowing capacity of $18.1 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities as of September 30, 2024 is as follows (in millions):

Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$142.5	SOFR1 + 4.1%	December 8, 2027
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$12.1	SOFR1 + 4.1%	December 8, 2027

1Secured Overnight Financing Rate ("SOFR") as of September 30, 2024 was 5.2%.

On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of September 30, 2024 is $80.0 million, it matures in January 2026, and the fixed rate is 4.1%. As a result of entering interest rate swap agreements, for the twelve months ended September 30, 2024, interest expense has been decreased by approximately $1.3 million.

(a) Represents the principal amounts payable on our secured term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the secured term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As of September 30, 2024 the secured revolving line of credit had a borrowing base of $32.5 million. The Company accessed funds from the secured revolving line of credit during the year, and had $12.1 million outstanding balance at September 30, 2024.

The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of the secured term loan and secured revolving line of credit, including financial covenants, as amended, are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of September 30, 2024

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$154,558	$12,058	$42,750	$99,750	$—
Facility operating leases	18,538	3,536	6,011	5,203	3,788
Contractual obligations	$173,096	$15,594	$48,761	$104,953	$3,788

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, and stock-based compensation. In addition, the Company estimates overhead charges and allocates such charges throughout the year. Actual results could differ from those estimates.

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

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 years to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2024, we performed an internal goodwill impairment evaluation with a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2024, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB; the notional amount as of September 30, 2024 is $80.0 million, it matures in January 31, 2026, and the fixed rate is 4.10%. The total floating-to-fixed swap balance as of September 30, 2024 is $80.0 million. If interest rates rise due to inflation-related pressures in the economy, we expect to continue to use interest rate swaps to mitigate our cash risk of rising rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.7 million per year. As of September 30, 2024, the interest rate on the floating interest rate debt was 9.30%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DLH Holdings Corp.:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.

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

Revenue Recognition

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company’s consolidated revenues for the year ended September 30, 2024 were $395.9 million. As described in Note 1 to the consolidated financial statements, the Company generally recognizes revenue over time as services are provided, as most of its contracts involve a continuous transfer of control to the customer. The Company accounts for a contract when there is a commitment by both parties (customer and Company), payment terms are determinable, there is commercial substance, and collectability is probable. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company satisfies performance obligations as services are rendered. For time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. Revenue for cost-reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For firm-fixed-price contracts, the consideration received for performance is set at a predetermined price. Generally, the Company’s firm fixed price contracts are a fixed fee for monthly services and therefore recognized using a straight-line method for recognition as progress is made towards the completion of the performance obligations. Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Contract modifications can occur throughout the life of the contract and can affect the transaction price, extend the period of performance, adjust funding, or create new performance obligations. Contract modifications impact performance obligations when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue and profit cumulatively. Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms. In part, revenue recognition occurs before the Company has the right to bill, resulting in contract assets. These contract assets are reported within Accounts receivable, net on the consolidated balance sheets and are invoiced in accordance with payment terms defined in each contract. Period end balances will vary from period to period due to agreed-upon contractual terms.

The principal consideration for our determination that performing procedures relating to revenue recognized over time is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition, including testing of contract assets.

Response:

The following are the primary procedures we performed to address this critical audit matter. To test the recognition of revenue, our audit procedures included among others, the testing of internal controls over the proper accumulation of labor costs by contract. This testing covered the review and approval of timesheets, the review and approval of vendor invoices, the processing of the labor hours utilized in the sales invoices, the review and approval of sales invoices, the review and approval of sales contracts, and the review and approval of project setup in the general ledger system for the related revenue contracts. Our control testing on contracts focused on inspecting the key provisions and deliverables within customer contracts. We evaluated management’s application of their revenue recognition policies in the determination of revenue recognition conclusions. We selected a sample of revenue transactions and performed the following procedures: for time and material contracts, we examined the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we inspected the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. For cost reimbursable contracts, we examined the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we inspected the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. We also inspected the supporting evidence for any non-labor costs that are included in the transaction price. For firm fixed price contracts, we examined the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we inspected the signed contract related to the selected invoice, noting the period of performance was within the period of performance in the contract. We also tested for proper revenue recognition cut off in relation to revenue in which recognition occurred before the Company had a right to bill. To test the contract assets, we selected a sample of balances and reviewed the signed contract, timesheet data related to the contract assets, and invoices billed subsequent to year-end that related to the contract assets that existed as of September 30, 2024.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2007.

East Brunswick, New Jersey
December 4, 2024
PCAOB ID Number 100

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2024	2023
Revenue	$395,937	$375,872
Cost of Operations
Contract costs	317,026	296,016
General and administrative costs	36,959	37,795
Impairment loss of long-lived asset	—	7,673
Corporate development costs	—	1,735
Depreciation and amortization	17,052	15,562
Total operating costs	371,037	358,781
Income from operations	24,900	17,091
Interest expense	17,153	16,271
Income before provision for income taxes	7,747	820
Provision for income tax expense (benefit)	350	(641)
Net income	$7,397	$1,461

Net income per share - basic	$0.52	$0.11
Net income per share - diluted	$0.51	$0.10
Weighted average common shares outstanding
Basic	14,169	13,704
Diluted	14,405	14,431

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash	$342	$215
Accounts receivable	49,849	59,119
Other current assets	2,766	3,067
Total current assets	52,957	62,401
Goodwill	138,161	138,161
Intangible assets, net	108,321	124,777
Operating lease right-of-use assets	6,681	9,656
Deferred taxes, net	6,245	3,070
Equipment and improvements, net	1,830	1,590
Other long-term assets	186	186
Total assets	$314,381	$339,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,290	$29,704
Accrued payroll	12,848	13,794
Debt obligations - current, net of deferred financing costs	12,058	17,188
Operating lease liabilities - current	2,652	3,463
Other current liabilities	394	638
Total current liabilities	53,242	64,787
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	137,316	155,147
Operating lease liabilities - long-term	12,789	15,908
Other long-term liabilities	902	1,560
Total long-term liabilities	151,007	172,615
Total liabilities	204,249	237,402
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 14,391 and 13,950 at September 30, 2024 and 2023, respectively	14	14
Additional paid-in capital	100,270	99,974
Retained earnings	9,848	2,451
Total shareholders’ equity	110,132	102,439
Total liabilities and shareholders' equity	$314,381	$339,841

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2024	2023
Operating activities
Net income	$7,397	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,052	15,562
Amortization of deferred financing costs charged to interest expense	1,839	2,182
Stock-based compensation expense	1,898	1,922
Deferred taxes, net	(3,175)	(4,604)
Impairment loss of long-lived asset	—	7,673
Changes in operating assets and liabilities
Accounts receivable	9,270	6,845
Other assets	3,276	1,757
Accrued payroll	(946)	(3,477)
Accounts payable and accrued liabilities	(4,414)	(75)
Other liabilities	(4,831)	1,787
Net cash provided by operating activities	27,366	31,033
Investing activities
Business acquisition, net of cash acquired	—	(180,572)
Purchase of equipment and improvements	(836)	(625)
Net cash used in investing activities	(836)	(181,197)
Financing activities
Proceeds from revolving line of credit	361,720	205,268
Repayment of revolving line of credit	(359,208)	(195,721)
Proceeds from debt obligations	—	168,000
Repayments of debt obligations	(27,313)	(20,188)
Payments of deferred financing costs	—	(7,666)
Proceeds from issuance of common stock upon exercise of options and warrants	261	1,108
Payment of tax obligations resulting from net exercise of stock options	(1,863)	(650)
Net cash (used in) provided by financing activities	(26,403)	150,151
Net change in cash	127	(13)
Cash - beginning of year	215	228
Cash - end of year	$342	$215
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$16,043	$14,153
Cash paid during the year for income taxes	$3,264	$5,604
Supplemental disclosures of non-cash activity
Common stock surrendered for the exercise of stock options	$2,822	$238
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2024 and 2023
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount

Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	618	—	618
Expense related to employee stock-based compensation	—	—	1,280	—	1,280
Stock issued for director restricted stock units	62	—	—	—	—
Exercise of stock options	760	—	261	—	261
Common stock surrendered for the exercise of stock options	(381)	—	(1,863)	—	(1,863)
Net income	—	—	—	7,397	7,397
Balance at September 30, 2024	14,391	$14	$100,270	$9,848	$110,132

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount

Balance at September 30, 2022	13,047	$13	$91,057	$990	$92,060
Issuance and fair value adjustment of common stock in business combination	527	1	6,538	—	$6,539
Expense related to director restricted stock units	—	—	718	—	718
Expense related to employee stock options	—	—	1,204	—	1,204
Stock issued for director restricted stock units	50	—	—	—	—
Exercise of stock options	393	—	1,107	—	1,107
Common stock surrendered for the exercise of stock options	(67)	—	(650)	—	(650)
Net income	—	—	—	1,461	1,461
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to costs including valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, right-of-use assets and leases liabilities, and loss development on workers' compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

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

Long-lived Assets

Our long-lived assets include equipment and improvements, intangible assets, right-of-use assets, and goodwill. The Company reviews its long-lived assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of September 30, 2024, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 6.5 years.

Goodwill

The Company performs impairment evaluation at least annually and between annual tests whenever there is an indication of impairment. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2024, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2023.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2024 and 2023. We report interest and penalties as a component of provision for income taxes. For the years ended September 30, 2024 and 2023, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either September 30, 2024 or September 30, 2023.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of September 30, 2024 and 2023, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of September 30, 2024 and 2023, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of September 30, 2024, there was no indication of any global or economic impacts to our industry.

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

4. Revenue Recognition

The following table summarizes the contract balances recognized in accounts receivable within the Company's consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Contract assets	$23,945	$20,542

The change from prior period is primarily due to invoice timing and increased revenue volume.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer for the years ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Department of Health and Human Services	$184,544	$161,311
Department of Veterans Affairs	139,945	138,862
Department of Defense	64,128	70,325
Other	7,320	5,374
Revenue	$395,937	$375,872

Revenue by contract type for the years ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Time and Materials	$215,341	$209,951
Cost Reimbursable	79,481	81,797
Firm Fixed Price	101,115	84,124
Revenue	$395,937	$375,872

Revenue by whether the Company acts as a prime contractor or a subcontractor for the years ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Prime Contractor	$355,147	$356,792
Subcontractor	40,790	19,080
Revenue	$395,937	$375,872

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Operating lease right-of-use assets	$6,681	$9,656

Operating lease liabilities, current	$2,652	$3,463
Operating lease liabilities, long-term	12,789	15,908
Operating lease liabilities	$15,441	$19,371

For the years ended September 30, 2024 and 2023, total lease costs for our operating leases are as follows (in thousands):

	2024	2023
Operating	$3,841	$3,911
Short-term	290	287
Variable	92	95
Sublease income (a)	(269)	(282)
Lease costs	$3,954	$4,011

(a): The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

The Company's future minimum lease payments as of September 30, 2024 are as follows (in thousands):

Fiscal year ending:
2025	$3,536
2026	3,305
2027	2,706
2028	2,557
2029	2,646
Thereafter	3,788
Total future minimum lease payments	18,538
Less: imputed interest	(3,097)
Present value of future minimum lease payments	15,441
Less: current portion of operating lease liabilities	(2,652)
Long-term operating lease liabilities	$12,789

At September 30, 2024, the weighted-average remaining lease term and weighted-average discount rate are 5.8 years and 6.3%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases is as follows for the years ending September 30, 2024 and 2023 (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$4,572	$4,468
New lease liabilities, net of new right-of-use-assets	—	120
Other lease information	$4,572	$4,588

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Billed receivables	$25,904	$38,577
Contract assets	23,945	20,542
Accounts receivable	$49,849	$59,119

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Prepaid licenses and other expenses	$1,315	$1,330
Prepaid insurance and benefits	545	743
Other receivables	906	994
Other current assets	$2,766	$3,067

Goodwill

The balance of goodwill was $138,161 as of September 30, 2024 and September 30, 2023.

Intangible assets, net

The following table summarizes intangible assets, net presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Backlog	37,249	37,249
Trade names	13,034	13,034
Covenants-not-to-compete	637	637
Total intangible assets	$164,542	$164,542
Less accumulated amortization:
Customer contracts and related customer relationships	(41,297)	(29,929)
Backlog	(10,994)	(7,273)
Trade names	(3,488)	(2,185)
Covenants-not-to-compete	(442)	(378)
Total accumulated amortization	$(56,221)	$(39,765)
Intangible assets, net	$108,321	$124,777

Amortization expense for the years ended September 30, 2024 and 2023 was $16.5 million and $14.8 million, respectively.

As of September 30, 2024, the estimated annual amortization expense is as follows (in thousands):

For the Fiscal Year Ending September 30,
2025	$16,456
2026	15,722
2027	14,694
2028	14,694
2029	13,734
Thereafter	33,021
Total amortization expense	$108,321

At September 30, 2024, the weighted-average remaining amortization period in total was 7.4 years years At September 30, 2024, the weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants-not-to-compete was 7.3 years, 7.6 years, 7.7 years, 5.5 years respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Furniture and equipment	$1,832	$1,790
Computer equipment and software	7,273	6,479
Leasehold improvements	1,614	1,614
Total equipment and improvements	10,719	9,883
Less: accumulated depreciation and amortization	(8,889)	(8,293)
Equipment and improvements, net	$1,830	$1,590

Depreciation expense was $0.6 million and $0.8 million for the years ended September 30, 2024 and 2023, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Accounts payable	$13,421	$12,603
Accrued benefits	4,519	6,414
Accrued bonus and incentive compensation	3,641	4,719
Accrued workers' compensation insurance	1,528	2,369
Accrued interest	619	1,309
Other accrued expenses	1,562	2,290
Accounts payable and accrued liabilities	$25,290	$29,704

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Accrued leave	$8,569	$9,621
Accrued payroll	3,070	2,487
Accrued payroll taxes	981	1,173
Accrued severance	228	513
Accrued payroll	$12,848	$13,794

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets at September 30, 2024 and 2023 (in thousands):

	2024	2023
Secured term loan	$142,500	$169,813
Secured revolving line of credit	12,058	9,546
Less: unamortized deferred financing costs	(5,184)	(7,024)
Net bank debt obligations	149,374	172,335
Less: current portion of debt obligations, net of deferred financing costs (a)	(12,058)	(17,188)
Long-term portion of debt obligations, net of deferred financing costs	$137,316	$155,147

As of September 30, 2024, we have satisfied mandatory principal payments on our secured term loan.

(a) As of September 30, 2024, the current portion comprises the $12.1 million outstanding balance on the secured revolving line of credit. All fiscal 2025 mandatory loan amortization payments have been satisfied by voluntary prepayments.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the years ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Interest expense (a)	$15,352	$14,153
Interest income (b)	(38)	(64)
Amortization of deferred financing costs (c)	1,839	2,182
Interest expense	$17,153	$16,271

(a): Interest expense on borrowing
(b): Interest earned from customer payments received after the due date.
(c): Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

	September 30, 2024			September 30, 2023
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$142.5	SOFR[1] + 4.1%	Secured term loan (a) due December 8, 2027	$169.8	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$12.1	SOFR[1] + 4.1%	Secured revolving line of credit (b) due December 8, 2027	$9.5	SOFR[1] + 4.1%

1Secured Overnight Financing Rate ("SOFR") as of September 30, 2024 and September 30, 2023 was 5.2% and 5.3%, respectively.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") with FNB which has a notional amount of $80.0 million at September 30, 2024, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering interest rate swap agreements, for the twelve months ended September 30, 2024, interest expense has been decreased by $1.3 million, respectively.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.00 to 2.00:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of September 30, 2024.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $14.3 million for fiscal year 2024, $19.0 million each for fiscal years 2025 and 2026, and $23.8 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The Company made voluntary prepayments of $19.0 million during the twelve months ended September 30, 2024 bringing the outstanding principal balance on the secured term loan to $142.5 million. We have satisfied the mandatory principal payments through September 30, 2025.

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

(b) The secured revolving line of credit has a ceiling of up to $32.5 million; as of September 30, 2024, we had unused borrowing capacity of $18.1 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $12.1 million outstanding balance at September 30, 2024. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2024, there were 1.1 million shares available for grant.

Total stock-based compensation expense, presented in the table below, is recorded in general and administrative expenses included in our consolidated statements of operations for the years ended September 30, 2024 and 2023 (in thousands):

	2024	2023
DLH employees (a)	$1,280	$1,204
Non-employee directors (b)	618	718
Stock option expense	$1,898	$1,922

(a): Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 316,863 and 211,228 at September 30, 2024 and 2023, respectively. During the fiscal year ended September 30, 2024, 169,544 RSUs were granted to Executive Officers. Of the RSUs granted, 84,773 have performance-based vesting criteria and the remaining 84,771 have service-based vesting criteria. At a 50% volatility and assumptions of a 3-year term and the performance vesting criteria results in an indicated a fair value. The RSUs granted during the fiscal year ended September 30, 2024, as follows using the Monte Carlo Method.

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
Notes: Results based on 100,000 simulations

(b): Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 61,525 and 50,367 restricted stock units were issued and outstanding at September 30, 2024 and 2023, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the years ending September 30, 2024 and 2023 (in thousands):

	2024	2023
Unrecognized expense for DLH employees (a)	$4,417	$7,107
Unrecognized expense	$4,417	$7,107

(a): On a weighted average basis, this expense is expected to be recognized within the next 2.98 years.

Stock option activity for the year ended September 30, 2024:

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding, September 30, 2023	2,278	$8.40	5.8	$8,693
Exercised	(760)	4.12	—	—
Cancelled	(282)	14.73	—	—
Outstanding, September 30, 2024	1,236	$9.28	6.1	$1,313
Vested and exercisable, September 30, 2024	1,177	$9.37	6.0	$1,313

Stock options shares outstanding, vested and unvested for the years ended September 30, 2024 and 2023 (in thousands):

	Number of Shares
	2024	2023
Vested and exercisable	1,176	1,608
Unvested (a)	60	670
Options outstanding	1,236	2,278

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

Earnings Per Share information is presented in the table below for the years ending September 30, 2024 and 2023 (in thousands except for per share amounts):

	2024	2023
Numerator:
Net income	$7,397	$1,461
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,169	13,704
Effect of dilutive securities:
Stock options and restricted stock	236	727
Denominator for diluted net income per share - weighted-average outstanding shares	$14,405	$14,431
Net income per share - basic	$0.52	$0.11
Net income per share - diluted	$0.51	$0.10

10. Commitments and Contingencies

Contractual Obligations as of September 30, 2024 (in thousands):

		Payments Due Per Fiscal Year
	Total	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$154,558	$12,058	$19,000	$23,750	$99,750	$—	$—
Facility operating leases	18,538	3,536	3,305	2,706	2,557	2,646	3,788
Contractual obligations	$173,096	$15,594	$22,305	$26,456	$102,307	$2,646	$3,788

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

11. Related Party Transactions

The Company has determined that for the years ended September 30, 2024 and 2023 and through the filing date of this report, there were no related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

12. Provision for Income Taxes

The significant components of provision for income taxes from continuing operations are summarized as follows for the years ending September 30, 2024 and 2023 (in thousands):

	2024	2023
Current expense	$3,525	$3,823
Deferred expense	(3,175)	(4,464)
Income tax expense (benefit)	$350	$(641)

The following table presents the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations for the years ending September 30, 2024 and 2023 (in thousands):

	2024	2023
Income taxes at the federal statutory rate	$1,654	$187
State taxes, net	(200)	(536)
Other permanent items	(1,104)	(292)
Income tax expense (benefit)	$350	$(641)

An analysis of the Company's deferred tax assets and liabilities at September 30, 2024 and 2023 is as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carry forwards, net	$1,903	$855
Stock based compensation	732	708
Accrued compensation	2,204	2,094
Capitalized transaction costs	532	973
Right-of-use	1,682	1,669
Interest limitation	6,313	2,601
Total deferred tax assets	$13,366	$8,900
Less: valuation allowance	(1,894)	(847)
Total deferred tax assets, net	$11,472	$8,053
Deferred tax liabilities:
Depreciation on fixed assets	(402)	(418)
Amortization on identified intangibles and goodwill	(4,364)	(4,050)
Accrued expenses	(461)	(515)
Total deferred tax liabilities	$(5,227)	$(4,983)
Net deferred tax assets	$6,245	$3,070

13. Employee Benefit Plans
As of September 30, 2024, the Company maintains a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401(k) Plan. The Company recorded related expense of $3.4 million and $2.6 million for the years ending September 30, 2024 and 2023, respectively. Participants are always fully vested in their elective contributions and vest in Company matching contributions over a four-year period.

14. Subsequent Events

On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds for future measurement periods. The modification did not change the financial covenants thresholds for September 30, 2024. The amendment was approved by the Company's Board of Directors and Executive Management and the credit facility lenders.

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

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2024.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

WithumSmith+Brown, PC, an independent registered public accounting firm, has audited the Company's consolidated financial statements and has reported on the Company's internal control over financial reporting as of September 30, 2024. The audit report can be found in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of our fiscal year ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2024. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

3.4		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.5		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Description of Securities (filed as Exhibit 4.3 to Annual Report on Form 10-K filed on December 7, 2020).
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.3		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.4	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated January 28, 2021).
10.5	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.6	††
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

10.8	††
Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2020).

10.9	††
Second Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, Grove Resource Solutions, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto.(filed as Exhibit 10.1 to Current Report on Form 8-K filed December 14, 2022).

10.10	††	First Amendment, dated November 6, 2024, to Second Amended and Restated Credit Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2024).
10.11	#	Employment Agreement between the Company and Zachary C. Parker dated as of September 30, 2022 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 6, 2022).
10.12	#	Form of Restricted Stock Unit for non-employee directors under the 2016 Omnibus Equity Incentive Plan.
10.13	#
Change in Control, Severance and Covenant Agreement between the Company and Jeanine M. Christian (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed August 5, 2020).

10.14	#
Form of performance-based restricted stock unit award granted under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.15	#
Form of time-based restricted stock unit award granted under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.16	#	Employment agreement between the Company and Kathryn M JohnBull dated September 21, 2023 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 25, 2023).
19.1	*	DLH Holdings Corp. Insider Trading Policy.
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97		Policy Relating to Recovery of Erroneously Awarded Compensation. (filed as Exhibit 97 to Annual Report on Form 10-K for the fiscal year ended September 30, 2023)
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

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
Dated: December 4, 2024
______________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Frederick G. Wasserman	Chairman of the Board	December 4, 2024
Frederick G. Wasserman

/s/ Judith L. Bjornaas	Director	December 4, 2024
Judith L. Bjornaas

/s/ Martin J. Delaney	Director	December 4, 2024
Martin J. Delaney

/s/ Elder Granger, M.D.	Director	December 4, 2024
Elder Granger, M.D.

/s/ Frances Murphy, M.D.	Director	December 4, 2024
Frances Murphy, M.D.

/s/ Austin J. Yerks III	Director	December 4, 2024
Austin J. Yerks III

/s/ Stephen J. Zelkowicz	Director	December 4, 2024
Stephen J. Zelkowicz

/s/ Zachary C. Parker	Chief Executive Officer, President and Director	December 4, 2024
Zachary C. Parker

/s/ Kathryn M. JohnBull	Chief Financial Officer and Principal Accounting Officer	December 4, 2024
Kathryn M. JohnBull