Form 10-Q
period 2024-12-31
DLH Holdings Corp.
filed 2025-02-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,386,468 shares of Common Stock, par value $0.001 per share, were outstanding as of February 3, 2025.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2024	2023
Revenue	$90,782	$97,850
Cost of operations:
Contract costs	72,382	79,081
General and administrative costs	8,456	7,697
Depreciation and amortization	4,307	4,253
Total operating costs	85,145	91,031
Income from operations	5,637	6,819
Interest expenses	4,133	4,658
Income before provision for income tax	1,504	2,161
Provision for income tax expense	389	10
Net income	$1,115	$2,151

Net income per share - basic	$0.08	$0.15
Net income per share - diluted	$0.08	$0.15

Weighted average common stock outstanding
Basic	14,386	14,032
Diluted	14,563	14,796

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	December 31, 2024	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$451	$342
Accounts receivable	64,270	49,849
Other current assets	2,853	2,766
Total current assets	67,574	52,957
Goodwill	138,161	138,161
Intangible assets, net	104,207	108,321
Operating lease right-of-use assets	7,255	6,681
Deferred taxes, net	5,465	6,245
Equipment and improvements, net	2,189	1,830
Other long-term assets	158	186
Total assets	$325,009	$314,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,723	$25,290
Debt obligations - current, net of deferred financing costs	27,595	12,058
Accrued payroll	15,123	12,848
Operating lease liabilities - current	2,753	2,652
Other current liabilities	494	394
Total current liabilities	64,688	53,242
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	134,623	137,316
Operating lease liabilities - long-term	13,354	12,789
Other long-term liabilities	904	902
Total long-term liabilities	148,881	151,007
Total liabilities	213,569	204,249
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,386 and 14,386 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	14	14
Additional paid-in capital	100,463	100,270
Retained earnings	10,963	9,848
Total shareholders’ equity	111,440	110,132
Total liabilities and shareholders' equity	$325,009	$314,381

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	December 31,
	2024	2023
Operating activities
Net income	$1,115	$2,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,307	4,253
Amortization of deferred financing costs charged to interest expense	457	642
Stock-based compensation expense	193	620
Deferred taxes, net	780	(6)
Changes in operating assets and liabilities:
Accounts receivable	(14,421)	3,542
Other assets	(661)	510
Accounts payable and accrued liabilities	(6,567)	(7,397)
Accrued payroll	2,275	1,909
Other liabilities	984	(1,153)
Net cash (used in) provided by operating activities	(11,538)	5,071
Investing activities
Purchase of equipment and improvements	(552)	(174)
Net cash used in investing activities	(552)	(174)
Financing activities
Proceeds from revolving line of credit	59,910	69,831
Repayment of revolving line of credit	(47,509)	(64,026)
Repayments of debt obligations	—	(10,378)
Payments of deferred financing costs	(202)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	261
Payment of tax obligations resulting from net exercise of stock options	—	(669)
Net cash provided by (used in) financing activities	12,199	(4,981)
Net change in cash	109	(84)
Cash - beginning of period	342	215
Cash - end of period	$451	$131
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,594	$3,972
Cash paid during the period for income taxes	$32	$—
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$—	$244
Lease liability recognized to acquire a right of use asset	$1,377	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands, except for per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2024	14,386	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	13	—	13
Net income	—	—	—	1,115	1,115
Balance at December 31, 2024	14,386	$14	$100,463	$10,963	$111,440

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	80	—	80
Expense related to employee stock-based compensation	—	—	540	—	540
Exercise of stock options	220	—	261	—	261
Common stock surrendered for the exercise of stock options	(65)	—	(669)	—	(669)
Net income	—	—	—	2,151	2,151
Balance at December 31, 2023	14,105	$14	$100,186	$4,602	$104,802
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2024

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

Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025 or any future period. Amounts as of December 31, 2024 and for the three months ended December 31, 2024 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 4, 2024.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of December 31, 2024, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 6.5 years

Goodwill

The Company performs impairment evaluation at least annually and between annual tests whenever there is an indication of impairment. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at December 31, 2024, as no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly, there were no impairments during the prior year ended September 30, 2024.

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2024 or September 30, 2024. We report interest and penalties as a component of provision for income taxes. During the three months ended December 31, 2024 and 2023, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2024 or September 30, 2024.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2024 and September 30, 2024, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of December 31, 2024 and September 30, 2024, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of December 31, 2024 and September 30, 2024, there was no indication of any global or economic impacts to our industry.

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

In December 2023, FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. DLH is a public company that reports income tax disclosures and therefore this ASU applies to the Company. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. We are currently evaluating the impacts of the improvements to income tax disclosure.

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

On November 4, 2024, the FASB issued ASU 2024-03 to enhance transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining undissected amounts. Entities must also disclose total selling expenses and define these annually. Effective for annual reporting periods beginning after December 15, 2026, and interim periods in 2027, the ASU allows prospective or retrospective application and permits early adoption. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Contract assets	$31,486	$23,945

Contract assets are included as part of the accounts receivable on the consolidated balances sheets. The change from prior period is primarily due to invoice timing. Contract liabilities had no balance as of December 31, 2024 and September 30, 2024.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Department of Health and Human Services	$41,948	$44,297
Department of Veterans Affairs	34,099	34,680
Department of Defense	13,355	16,871
Other	1,380	2,002
Total	$90,782	$97,850

Revenue by contract type was as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Time and Materials	$49,400	$54,789
Cost Reimbursable	18,143	19,751
Firm Fixed Price	23,239	23,310
Total	$90,782	$97,850

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Prime Contractor	$84,439	$87,633
Subcontractor	6,343	10,217
Total	$90,782	$97,850

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Operating lease right-of-use assets	$7,255	$6,681

Operating lease liabilities - current	$2,753	$2,652
Operating lease liabilities - long-term	13,354	12,789
Total operating lease liabilities	$16,107	$15,441

As of December 31, 2024, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 6.3 years. The non-cash increase in both lease liabilities and right-of-use assets during the current period is primarily attributable to an extension of an existing operating lease. The non-cash increase to lease liabilities from the lease extension was $1.4 million.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Operating	$846	$873
Short-term	159	50
Variable	33	37
Sublease income (a)	(49)	(67)
Total lease costs	$989	$893

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of December 31, 2024 were as follows (in thousands):

Fiscal year ending:
2025 (remaining)	$2,814
2026	3,641
2027	3,052
2028	2,914
2029	3,013
Thereafter	3,880
Total future lease payments	19,314
Less: imputed interest	(3,207)
Present value of future minimum lease payments	16,107
Less: current portion of operating lease liabilities	(2,753)
Long-term operating lease liabilities	$13,354
At December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were 5.6 years and 6.6%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases were as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$968	$1,237
Lease liabilities arising from obtaining right-of-use assets	1,377	—
Other lease information	$2,345	$1,237

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Billed receivables	$32,784	$25,904
Contract assets	31,486	23,945
Accounts receivable	$64,270	$49,849

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Prepaid licenses and other expenses	$1,580	$1,315
Prepaid insurance and benefits	336	545
Other receivables	937	906
Other current assets	$2,853	$2,766
Goodwill

There were no activities in goodwill for the three months ended December 31, 2024. The balance of goodwill was approximately $138.2 million as of December 31, 2024 and September 30, 2024.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Covenants-not-to-compete	637	637
Trade name	13,034	13,034
Backlog	37,249	37,249
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(44,139)	(41,297)
Covenants-not-to-compete	(458)	(442)
Trade name	(3,814)	(3,488)
Backlog	(11,924)	(10,994)
Total accumulated amortization	(60,335)	(56,221)
Intangible assets, net	$104,207	$108,321

Amortization expense was $4.1 million and $4.1 million for the three months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2025 (remaining)	$12,340
2026	15,722
2027	14,694
2028	14,694
2029	13,734
Thereafter	33,023
Total amortization expense	$104,207

At December 31, 2024, the weighted-average remaining amortization period in total was 7.1 years. The weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and Covenants-not-to-compete was 7.1 years, 7.1 years, 7.5 years, and 5.3 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Furniture and equipment	$1,846	$1,832
Computer equipment and software	7,573	7,273
Leasehold improvements	1,852	1,614
Total equipment and improvements	11,271	10,719
Less: accumulated depreciation	(9,082)	(8,889)
Equipment and improvements, net	$2,189	$1,830

Depreciation expense was $0.2 million and $0.1 million for the three months ended December 31, 2024 and 2023, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Accounts payable	$13,291	$13,421
Accrued benefits	1,679	4,519
Accrued workers' compensation insurance	2,015	1,528
Accrued bonus and incentive compensation	286	3,641
Accrued interest	711	619
Other accrued expenses	741	1,562
Accounts payable and accrued liabilities	$18,723	$25,290

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Accrued leave	$7,912	$8,569
Accrued payroll	5,968	3,070
Accrued payroll taxes	1,195	981
Accrued severance	48	228
Total accrued payroll	$15,123	$12,848

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2024	2024
Secured term loan	$142,500	$142,500
Secured revolving line of credit	24,459	12,058
Less: unamortized deferred financing costs	(4,741)	(5,184)
Net bank debt obligations	162,218	149,374
Less: current portion of debt obligations, net of deferred financing costs (a)	(27,595)	(12,058)
Long-term portion of debt obligations, net of deferred financing costs	$134,623	$137,316

As of December 31, 2024, we have satisfied quarterly minimum principal payments on our secured term loan through September 30, 2025.

(a) As of December 31, 2024, the current portion comprises term loan amortization of $4.8 million and the $24.5 million outstanding balance on the secured revolving line of credit, net of $1.6 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Interest expense (a)	$3,685	$4,016
Interest income (b)	(9)	—
Amortization of deferred financing costs (c)	457	642
Interest expense	$4,133	$4,658

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

December 31, 2024			September 30, 2024
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$142,500	SOFR[1] + 4.1%	Secured term loan (a) due December 8, 2027	$142,500	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$24,459	SOFR[1] + 4.1%	Secured revolving line of credit (b) due December 8, 2027	$12,058	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of December 31, 2024 and September 30, 2024 were 4.6% and 5.2% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") which has a notional amount of $80.0 million at December 31, 2024, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering interest rate swap agreements, for the three months ended December 31, 2024, interest expense has been decreased by approximately $0.1 million.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds for future measurement periods and reduced the amount available under the revolving line of credit, as discussed in further detail below. The amendment was approved by the Company's Board of Directors and Executive Management and the credit facility lenders. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio ranging from 1.25:1.00 to 1.05:1.00 and (ii) a total leverage ratio not exceeding the ratio of 4.75:1.00 to 4.25:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes (benefit) expense, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of December 31, 2024.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $19.0 million for fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $142.5 million as of December 31, 2024. We have satisfied the mandatory principal payments through September 2025.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of December 31, 2024, we had unused borrowing capacity of $11.8 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $24.5 million outstanding balance at December 31, 2024. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2024, there were 0.8 million shares available for grant.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023
DLH employees (a)	$13	$540
Non-employee directors (b)	180	80
Total stock option expense	$193	$620

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 708,325 and 367,795 shares at December 31, 2024 and 2023, respectively. During the three months ended December 31, 2024 and 2023, the Company granted 312,906 and 169,544 shares of restricted stock units, respectively. During the three months ended December 31, 2024, 156,453 shares of the RSUs granted have performance-based vesting criteria and the remaining 156,453 shares have service-based vesting criteria. During the three months ended December 31, 2023, 84,773 shares of the RSUs granted have performance-based vesting criteria and the remaining 84,771 shares have service-based vesting criteria.

The RSUs granted during the three months ended December 31, 2024 and 2023, were valued as follows using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

				Volatility
				50%
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Fair Value
December 20, 2024	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2027	3	$0.65
December 20, 2024	Stock price	Stock price is at least $23.04 per share average for the 30 days prior to the end of the performance period	3	$1.67
December 15, 2023	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2023	3	$3.82
December 15, 2023	Stock price	Stock price is at least $25.65 per share average for the 30 days prior to the end of the performance period	3	$5.36
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 78,556 and 61,525 restricted stock units were issued and outstanding at December 31, 2024 and 2023, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	December 31,
	2024	2023
Unrecognized expense for DLH employees (a)	$5,302	$7,983
Unrecognized expense for non-employee directors	539	539
Total unrecognized expense	$5,841	$8,522

(a) On a weighted average basis, the unrecognized expense as of December 31, 2024 is expected to be recognized within the next 2.57 years.

Stock option activity for the three months ended December 31, 2024

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2024	1,237	$9.28	6.1	$1,313
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(50)	16.01	—	—
Options outstanding, December 31, 2024	1,187	$9.31	5.80	$652
Vested and exercisable, December 31, 2024	1,127	$9.07	5.70	$652
Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	December 31,	September 30,
	2024	2024
Vested and exercisable	1,127	1,177
Unvested (a)	60	60
Options outstanding	1,187	1,237
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended
	December 31,
	2024	2023
Numerator:
Net income	$1,115	$2,151
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,386	14,032
Effect of dilutive securities:
Stock options and restricted stock	177	764
Denominator for diluted net income per share - weighted-average outstanding shares	14,563	14,796

Net income per share - basic	$0.08	$0.15
Net income per share - diluted	$0.08	$0.15

10. Commitments and Contingencies

Contractual obligations as of December 31, 2024 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$166,959	$24,459	$19,000	$23,750	$99,750	$—	$—
Facility operating leases	19,314	2,814	3,641	3,052	2,914	3,013	3,880
Total contractual obligations	$186,273	$27,273	$22,641	$26,802	$102,664	$3,013	$3,880

Legal proceedings

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the ordinary course of business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Related Party Transactions

The Company has determined that for the three months ended December 31, 2024 and 2023, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2024, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward-looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of acquisitions, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the failure to achieve the anticipated benefits of any future acquisition (including anticipated future financial operating performance and results); the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations; the inability to retain employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; our ability to manage our increased debt obligations; compliance with bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the impact of inflation and higher interest rates; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

Overview and Background

DLH Holdings Corp. ("DLH") delivers improved health and readiness solutions for federal government customers through digital transformation, science research and development, and systems engineering and integration. We bring a unique combination of government sector experience, proven methodology, and unwavering commitment to solve the complex problems faced by civilian and military customers alike, doing so by leveraging multiple capabilities, including cyber technology, artificial intelligence, advanced analytics, cloud-based applications, and telehealth systems.

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

Solutions and Services

We primarily focus on improved deployment and efficiency of large-scale health and defense initiatives for multiple agencies within the federal government, including the Department of Health and Human Services ("HHS"), the Department of Veterans Affairs ("VA"), Department of Defense ("DoD"), and many of their sub-agencies.

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (54.4%), firm fixed price contracts (25.6%), and cost reimbursable contracts (20.0%).

We provide the following services and solutions, which are aligned with the long-term needs of our customers:
•Digital Transformation and Cyber Security;
•Science Research and Development; and
•Systems Engineering and Integration

Digital Transformation and Cyber Security

We provide critical digital transformation and cyber security solutions across the federal civilian and cyber defense communities, leveraging advanced technology to modernize obsolete systems, protect sensitive information, manage large datasets, enhance operational efficiency and implement robotic process automation. Our suite of tools includes artificial intelligence and machine learning, cloud enablement, cybersecurity ecosystem, big data analytics, and modeling and simulation.

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the National Institutes of Health ("NIH"), the Defense Health Agency ("DHA"), Telemedicine and Advanced Technology Research Center ("TATRC"), and US Navy, rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering, Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

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

System Engineering and Integration

Our employees specialize in delivering engineering solutions that support our customers' evolving needs by rapidly deploying resources, solutions, and services. This includes specialized engineering expertise, encompassing areas of Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance ("C5ISR"), modeling, simulation & training, performance based logistics, system modernization, technology-enabled health solutions and software engineering on behalf of the US Navy, HHS, VA, and other federal customers.

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Three Months Ended
	December 31,
	2024		2023
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$41,948	46.2%	$44,297	45.3%
Department of Veterans Affairs	34,099	37.6%	34,680	35.4%
Department of Defense	13,355	14.7%	16,871	17.2%
Other customers with less than 10% share of total revenue	1,380	1.5%	2,002	2.1%
Total revenue	$90,782	100.0%	$97,850	100.0%

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

•CMOP pharmacy and logistic services represent approximately $34.1 million and $34.7 million of revenues for the quarter ended December 31, 2024 and 2023, respectively.
•For the quarter, we operated under the task orders issued at the close of fiscal 2024. Those task orders had varying durations up to four months. The task order for our Hines, Illinois location ended on January 31, 2025 as the site transitions to a new service-disabled veteran owned small business (“SDVOSB”) prime contractor. The task orders for the remaining six sites are expected to be extended to April 30, 2025. As discussed below, further extensions may be requested by the VA.

In connection with DLH’s continuing performance as the prime contractor during the VA's ongoing acquisition evaluation, the VA awarded us a sole-source Indefinite Quantity/Indefinite Delivery ("IDIQ") contract effective May 1, 2024. The IDIQ has a ceiling value of $200.0 million and a maximum period of performance through April 30, 2025, with the potential for orders placed within that period to extend performance beyond April 2025. The seven locations where we continue to provide services are under task orders awarded through this vehicle.

During the quarter ended June 30, 2024, the VA issued amendments to the requests for proposals for the seven remaining CMOP locations, which continue to give preference to an SDVOSB as a prime contractor. The amendments required a current or potentially new bidder to respond to the solicitations' changes with a compliant proposal. As with all proposal opportunities, DLH evaluated the revised CMOP requests for proposal for suitability of terms and conditions. As a result, we elected to not pursue certain opportunities at select locations.

Proposals were due for four of the seven locations during the quarter ended September 30, 2024. The remaining three locations have not yet had their proposal due dates assigned. While the acquisition and transition process is being conducted, DLH continues to operate as the prime contractor for all seven CMOP locations that it currently manages. DLH intends to provide additional updates to the progression of these solicitations as a part of its regular quarterly and annual filings.

Backlog

At December 31, 2024, our backlog was approximately $665.3 million of which $135.2 million was funded backlog. At September 30, 2024, our backlog was approximately $690.3 million, of which $155.1 million was funded backlog.

We define backlog as our estimate of remaining future revenue from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under IDIQ contracts or if the contract is a single award IDIQ contract.

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

Forward-Looking Business Trends

Our mission is to expand our position as a trusted provider of technology-powered health and readiness services and solutions to active duty personnel, veterans, and civilian populations and communities. These services and solutions are derived from three capabilities sets: Digital Transformation and Cybersecurity, Systems Engineering and Integration and Science Research and Development. Within these capabilities, our scientists and technology professionals provide solutions spanning robotic process automation, cloud migration and computing, enterprise IT systems management, modeling & simulation, data analytics and scientific research. We believe business development priorities in these areas will position the Company to expand within top national priority programs and funded areas.

Federal budget outlook for fiscal year 2025:

On December 20, the U.S. House and Senate passed a Continuing Resolution ("CR") to extend federal spending through March 14, 2025. Under this CR, Federal agencies will continue to operate at fiscal 2024 levels. When a CR expires, unless new appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We are monitoring the impact the new Presidential Administration will have on government funding negotiations as their legislative and political priorities. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. Historically, our customers’ missions have received bipartisan support from the legislative and executive branches of the federal government. However, as the new administration and new Congress will seek to implement their budget priorities, and policies, we will continue to monitor the process for opportunities and impacts to our customers’ projects and budgets.

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

During the quarter ended December 31, 2024, we generated revenues of approximately $34.1 million from our set of contracts in support of the VA's CMOP program. As previously reported, the VA has been soliciting proposals for new contracts covering this work with a preference for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. To date, the VA has awarded two locations to a new SDVOSB prime contractor. The remaining six locations continue to be operated by DLH as the prime contractor. Should awards for the locations for which we have submitted a proposal be offered to a partner of DLH, we expect to continue to perform a significant amount of those contracts' volume of business as a subcontractor.

Results of Operations

The following table summarizes results of operations for the three months ended December 31, 2024 and 2023 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	December 31
Consolidated Statements of Operations:	2024		2023		Change
Revenue	$90,782	100.0%	$97,850	100.0%	$(7,068)
Cost of operations:
Contract costs	72,382	79.7%	79,081	80.8%	(6,699)
General and administrative costs	8,456	9.3%	7,697	7.9%	759
Depreciation and amortization	4,307	4.7%	4,253	4.3%	54
Total operating costs	85,145	93.8%	91,031	93.0%	(5,886)
Income from operations	5,637	6.2%	6,819	7.0%	(1,182)
Interest expense	4,133	4.6%	4,658	4.9%	(525)
Income before provision for income tax	1,504	1.7%	2,161	2.2%	(657)
Provision for income tax expense	389	0.4%	10	—%	379
Net income	$1,115	1.2%	$2,151	2.2%	$(1,036)

Net income per share - basic	$0.08		$0.15		$(0.07)
Net income per share - diluted	$0.08		$0.15		$(0.07)

Revenue

Revenue decreased $7.1 million for the three months ended December 31, 2024 over 2023, primarily reflecting the conversion of certain contracts in our VA and DOD portfolios to small business contractors.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $6.7 million for the three months ended December 31, 2024 over 2023; the decrease was primarily due to a decrease in revenue volume from low margin non-labor costs and a decrease in our overhead costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs increased $0.8 million for the three months ended December 31, 2024 as compared to 2023. As a percentage of revenue, general and administrative costs increased to 9.3% from 7.9%, with the increase being primarily due to an increase in business development expenses.

For the three months ended December 31, 2024, depreciation and amortization expense were approximately $0.2 million and $4.1 million, respectively, as compared to approximately $0.1 million and $4.1 million for the three months ended December 31, 2023, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.5 million for the three months ended December 31, 2024 over 2023, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Tax Expense

Provision for income tax expense increased $379.0 thousand for the three months ended December 31, 2024 over 2023. The effective tax rate for the three months ended December 31, 2024 and 2023 was 25.9% and 0.4%, respectively. The tax provision from the prior year period was positively impacted by the exercise of non-qualifying stock options.

Non-GAAP Financial Measures

The Company uses Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) depreciation and amortization, (ii) interest expense, and (iii) provision for income tax expense.

On a non-GAAP basis, EBITDA for the three months ended December 31, 2024 and 2023 was approximately $9.9 million and $11.1 million, respectively. The decrease was primarily due to the decrease in revenue volume driven by conversion of certain VA and DoD contracts to small business contractors.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure (in thousands):

	Three Months Ended
	December 31,
	2024	2023	Change
Net income	$1,115	$2,151	$(1,036)
(i) Depreciation and amortization	4,307	4,253	54
(ii) Interest expense, net	4,133	4,658	(525)
(iii) Provision for income tax expense	389	10	379
EBITDA	$9,944	$11,072	$(1,128)

Liquidity and capital management

Cash was approximately $0.5 million and $0.3 million for the period ended December 31, 2024 and September 30, 2024, respectively.

Available borrowings under our revolving credit facility was approximately $11.8 million and $18.1 million for the period ended December 31, 2024 and September 30, 2024, respectively. The decrease is primarily due to increased borrowing under the revolving credit facility for the period ended December 31, 2024.

A summary of the change in cash is presented as follows (in thousands):

	Three Months Ended
	December 31,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(11,538)	$5,071	$(16,609)
Net cash used in investing activities	(552)	(174)	(378)
Net cash provided (used in) by financing activities	12,199	(4,981)	17,180
Net change in cash	$109	$(84)	$193

Cash flows used in and provided by operating activities totaled approximately $(11.5) million and $5.1 million for the three months ended December 31, 2024 and 2023, respectively. The decrease in cash from operations was principally due to an increase in accounts receivable due to a short-term decrease in collections.

Cash used in investing activities totaled $(0.6) million and $(0.2) million for the three months ended December 31, 2024 and 2023, respectively. The cash utilized was predominantly due capital expenditures in the three months ended December 31, 2024 and 2023, respectively.

Cash provided by and used in financing activities during the three months ended December 31, 2024 and 2023 were approximately $12.2 million and $(5.0) million, respectively. The cash provided by financing activities was principally to satisfy short-term working capital needs for the three months ended December 31, 2024.

Sources of cash

As of December 31, 2024, our immediate sources of liquidity include cash of approximately $0.5 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $50.0 million, subject to certain conditions including eligible accounts receivable. As of December 31, 2024, we had unused borrowing capacity of $11.8 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended December 31, 2024 is as follows (in thousands):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$142,500	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$24,459	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of December 31, 2024 was 4.6%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which has a notional amount of $80.0 million at December 31, 2024, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the three months ended December 31, 2024, interest expense has been decreased by approximately $0.1 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at December 31, 2024 of $24.5 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of December 31, 2024 are as follows (in thousands):

			Payments Due by Period
			Next 12	2-3	4-5	More than 5
	Ref	Total	Months	Years	Years	Years
Debt obligations		$166,959	$29,209	$137,750	$—	$—
Facility operating leases	(a)	19,314	2,814	6,693	5,927	3,880
Total contractual obligations		$186,273	$32,023	$144,443	$5,927	$3,880
(a) The increase in facility operating lease obligations was due to an extension executed during the period to an existing lease.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Critical Accounting Policies and Estimates section in Part II, “Item 7. Management's Discussion of our Annual Report on Form 10-K for the year ended September 30, 2024. There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024. For a detailed discussion on the application of accounting policies, refer to Note 2. Significant Accounting Policies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $80.0 million at December 31, 2024. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.9 million per year. As of December 31, 2024, the interest rate on the floating interest rate debt was 8.7%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2024 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	First Amendment dated November 6, 2024 to the Second Amended & Restated Credit Agreement*	8-K	November 12, 2024	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: February 05, 2025