Form 10-Q
period 2025-03-31
DLH Holdings Corp.
filed 2025-05-09
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,386,468 shares of Common Stock, par value $0.001 per share, were outstanding as of May 5, 2025.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue	$89,212	$101,007	$179,994	$198,857
Cost of operations:
Contract costs	71,209	79,112	143,591	158,193
General and administrative costs	8,623	11,710	17,079	19,407
Depreciation and amortization	4,265	4,243	8,572	8,496
Total operating costs	84,097	95,065	169,242	186,096
Income from operations	5,115	5,942	10,752	12,761
Interest expense	3,877	4,190	8,010	8,848
Income before provision for income tax	1,238	1,752	2,742	3,913
Provision for income tax expense (benefit)	360	(60)	750	(50)
Net income	$878	$1,812	$1,992	$3,963

Net income per share - basic	$0.06	$0.13	$0.14	$0.28
Net income per share - diluted	$0.06	$0.12	$0.14	$0.27

Weighted average common stock outstanding
Basic	14,386	14,205	14,386	14,118
Diluted	14,454	14,946	14,454	14,823

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	March 31, 2025	September 30, 2024

ASSETS
Current assets:
Cash	$196	$342
Accounts receivable	51,713	49,849
Other current assets	3,129	2,766
Total current assets	55,038	52,957
Goodwill	138,161	138,161
Intangible assets, net	100,093	108,321
Operating lease right-of-use assets	6,956	6,681
Deferred taxes, net	4,715	6,245
Equipment and improvements, net	1,487	1,830
Other long-term assets	157	186
Total assets	$306,607	$314,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,362	$25,290
Debt obligations - current, net of deferred financing costs	17,036	12,058
Accrued payroll	12,446	12,848
Operating lease liabilities - current	2,716	2,652
Other current liabilities	357	394
Total current liabilities	49,917	53,242
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	130,271	137,316
Operating lease liabilities - long-term	12,666	12,789
Other long-term liabilities	904	902
Total long-term liabilities	143,841	151,007
Total liabilities	193,758	204,249
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,386 and 14,386 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	14	14
Additional paid-in capital	100,995	100,270
Retained earnings	11,840	9,848
Total shareholders’ equity	112,849	110,132
Total liabilities and shareholders' equity	$306,607	$314,381

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$1,992	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,572	8,496
Amortization of deferred financing costs charged to interest expense	880	1,040
Stock-based compensation expense	725	1,573
Deferred taxes, net	1,530	42
Changes in operating assets and liabilities:
Accounts receivable	(1,864)	3,662
Other assets	(638)	2,187
Accounts payable and accrued liabilities	(7,927)	(6,669)
Accrued payroll	(402)	(2,038)
Other liabilities	97	(1,955)
Net cash provided by operating activities	2,965	10,301
Investing activities
Purchase of equipment and improvements	(1)	(466)
Net cash used in investing activities	(1)	(466)
Financing activities
Proceeds from revolving line of credit	117,850	161,555
Repayment of revolving line of credit	(116,008)	(157,079)
Repayments of debt obligations	(4,750)	(13,063)
Payments of deferred financing costs	(202)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	261
Payment of tax obligations resulting from net exercise of stock options	—	(1,486)
Net cash used in financing activities	(3,110)	(9,812)
Net change in cash	(146)	23
Cash - beginning of period	342	215
Cash - end of period	$196	$238
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,165	$7,873
Cash paid during the period for income taxes	$508	$1,798
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$—	$2,324
Lease liability recognized to acquire a right-of-use asset	$1,377	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands, except for per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	14,386	$14	$100,463	$10,962	$111,439
Expense related to director restricted stock units	—	—	130	—	130
Expense related to employee stock-based compensation	—	—	402	—	402
Net income	—	—	—	878	878
Balance at March 31, 2025	14,386	$14	$100,995	$11,840	$112,849

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2024	14,386	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	309	—	309
Expense related to employee stock-based compensation	—	—	416	—	416
Net income	—	—	—	1,992	1,992
Balance at March 31, 2025	14,386	$14	$100,995	$11,840	$112,849

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023	14,105	14	$100,186	$4,602	$104,802
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	774	—	774
Exercise of stock options	315	—	—	—	—
Common stock surrendered for the exercise of stock options	(190)	—	(818)	—	(818)
Net income	—	—	—	1,812	1,812
Balance at March 31, 2024	14,230	$14	$100,322	$6,414	$106,750

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	259	—	259
Expense related to employee stock-based compensation	—	—	1,314	—	1,314
Exercise of stock options	535	—	261	—	261
Common stock surrendered for the exercise of stock options	(255)	—	(1,486)	—	(1,486)
Net income	—	—	—	3,963	3,963
Balance at March 31, 2024	14,230	$14	$100,322	$6,414	$106,750

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2025

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

Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025 or any future period. Amounts as of March 31, 2025 and for the three and six months ended March 31, 2025 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 4, 2024.

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

Long-Lived Assets

Our long-lived assets include equipment and improvements, intangible assets, right-of-use assets, and goodwill. The Company continues to review long-lived assets for possible impairment or loss of value at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Specifically related to goodwill, if the qualitative analysis indicates a quantitative assessment is necessary, the Company utilizes multiple methods to determine its implied fair value. Each method utilizes a significant amount of judgment and may not be indicative of the Company's fair value on its own and therefore multiple methods could be combined to determine an implied fair value. Each method utilizes relevant publicly available information as well as observable market conditions. If the book value of goodwill exceeds its fair value, then an impairment is recognized and goodwill is written down to fair value. The impairment loss would be recognized as an operating expense.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of March 31, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 6.5 years.

Goodwill

The Company performs impairment evaluation at least annually and between annual tests whenever there is an indication of impairment. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. That assessment at March 31, 2025 indicated a triggering event had occurred requiring that the Company perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price during the latter half of the quarter ending on March 31, 2025 resulting in a decline in market capitalization. Management then performed a series of quantitative assessments utilizing multiple evaluation methods. Those assessments included both market and income-based methods utilizing level 1 observable market data and level 3 estimates. Significant estimates in the market-based method included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples in estimating the fair value of the Company. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used a weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore that its goodwill was not impaired.

Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. Similarly there were no impairments during the prior year ended September 30, 2024.

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2025 or September 30, 2024. We report interest and penalties as a component of provision for income taxes. During the six months ended March 31, 2025 and 2024, we recognized no interest and no penalties related to income taxes.

Stock-Based Compensation

The Company uses the fair value-based method for stock-based compensation. Options issued are designated as either an incentive stock option or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain vesting criteria determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo method to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to common stock.

Stock-based compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The stock-based compensation expense for equity awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For other equity awards that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a Monte Carlo method that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the service period.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2025 or September 30, 2024.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of March 31, 2025 and September 30, 2024, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of March 31, 2025 and September 30, 2024, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of March 31, 2025 and September 30, 2024, there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require public entities to disclose significant segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) and included in the measure of segment profit or loss. The standard also requires disclosure of the title and position of the CODM, as well as a description of how the CODM uses segment profit or loss information in evaluating performance and allocating resources. We will adopt ASU 2023-07 in our Annual Report on Form 10-K for the fiscal year ending September 30, 2025. DLH operates as a single reporting segment. Given the single-segment structure, we does not expect the adoption of this standard to have a significant impact on our consolidated financial statements or related disclosures.

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

In November 2024, the FASB issued ASU 2024-03 to enhance transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining undissected amounts. Entities must also disclose total selling expenses and define these annually. Effective for annual reporting periods beginning after December 15, 2026, and interim periods in 2027, the ASU allows prospective or retrospective application and permits early adoption. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Contract assets	$21,920	$23,945

Contract assets are included as part of accounts receivable on the consolidated balances sheets. The change from prior period is primarily due to invoice timing. Contract liabilities had no balance as of March 31, 2025 and September 30, 2024.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Department of Health and Human Services	$44,590	$47,349	$86,745	$91,636
Department of Veterans Affairs	28,696	35,616	62,795	70,296
Department of Defense	14,711	16,412	28,066	33,283
Other	1,215	1,630	2,388	3,642
Total	$89,212	$101,007	$179,994	$198,857

Revenue by contract type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Time and Materials	$46,339	$55,487	$95,741	$110,276
Cost Reimbursable	19,582	21,326	37,724	41,077
Firm Fixed Price	23,291	24,194	46,529	47,504
Total	$89,212	$101,007	$179,994	$198,857

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Prime Contractor	$81,755	$90,696	$164,859	$178,318
Subcontractor	7,457	10,311	15,135	20,539
Total	$89,212	$101,007	$179,994	$198,857

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Operating lease right-of-use assets	$6,956	$6,681

Operating lease liabilities - current	$2,716	$2,652
Operating lease liabilities - long-term	12,666	12,789
Total operating lease liabilities	$15,382	$15,441

As of March 31, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 6 years. The non-cash increase in both lease liabilities and right-of-use assets during the current period is primarily attributable to an extension of an existing operating lease. The non-cash increase to lease liabilities from the lease extension was $1.4 million.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating	$765	$883	$1,611	$1,756
Short-term	214	50	373	100
Variable	28	37	62	75
Sublease income (a)	(48)	(67)	(97)	(133)
Total lease costs	$959	$903	$1,949	$1,798

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of March 31, 2025 were as follows (in thousands):

Fiscal year ending:
2025 (remaining)	$1,832
2026	3,641
2027	3,052
2028	2,914
2029	3,013
Thereafter	3,880
Total future lease payments	18,332
Less: imputed interest	(2,950)
Present value of future minimum lease payments	15,382
Less: current portion of operating lease liabilities	(2,716)
Long-term operating lease liabilities	$12,666
At March 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were 5.4 years and 6.5%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$982	$1,163	$1,950	$2,364
Lease liabilities arising from obtaining right-of-use assets	—	—	1,377	—
Other lease information	$982	$1,163	$3,327	$2,364

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Billed receivables	$29,793	$25,904
Contract assets	21,920	23,945
Accounts receivable	$51,713	$49,849

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Prepaid licenses and other expenses	$2,162	$1,315
Prepaid insurance and benefits	41	545
Other receivables	926	906
Other current assets	$3,129	$2,766
Goodwill

There were no changes in goodwill for the six months ended March 31, 2025. The balance of goodwill was approximately $138.2 million as of March 31, 2025 and September 30, 2024.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Backlog	37,249	37,249
Trade name	13,034	13,034
Covenants-not-to-compete	637	637
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(46,981)	(41,297)
Backlog	(12,854)	(10,994)
Trade name	(4,140)	(3,488)
Covenants-not-to-compete	(474)	(442)
Total accumulated amortization	(64,449)	(56,221)
Intangible assets, net	$100,093	$108,321

Amortization expense was $4.1 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively, and $8.2 million and $8.2 million for the six months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2025 (remaining)	$8,226
2026	15,722
2027	14,694
2028	14,694
2029	13,734
Thereafter	33,023
Total amortization expense	$100,093

At March 31, 2025, the weighted-average remaining amortization period in total was 6.9 years. The weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants-not-to-compete was 6.9 years, 6.9 years, 7.2 years, and 5.3 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Furniture and equipment	$1,846	$1,832
Computer equipment and software	7,260	7,273
Leasehold improvements	1,614	1,614
Total equipment and improvements	10,720	10,719
Less: accumulated depreciation	(9,233)	(8,889)
Equipment and improvements, net	$1,487	$1,830

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, $0.3 million and $0.3 million for the six months ended March 31, 2025 and 2024, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Accounts payable	$12,985	$13,421
Accrued benefits	376	4,519
Accrued workers' compensation insurance	1,456	1,528
Accrued bonus and incentive compensation	720	3,641
Accrued interest	626	619
Other accrued expenses	1,199	1,562
Accounts payable and accrued liabilities	$17,362	$25,290

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Accrued leave	$8,762	$8,569
Accrued payroll	3,357	3,070
Accrued payroll taxes	327	981
Accrued severance	—	228
Total accrued payroll	$12,446	$12,848

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2025	2024
Secured term loan	$137,750	$142,500
Secured revolving line of credit	13,900	12,058
Less: unamortized deferred financing costs	(4,343)	(5,184)
Net bank debt obligations	147,307	149,374
Less: current portion of debt obligations, net of deferred financing costs (a)	(17,036)	(12,058)
Long-term portion of debt obligations, net of deferred financing costs	$130,271	$137,316

As of March 31, 2025, we have satisfied quarterly minimum principal payments on our secured term loan through September 30, 2025.

(a) As of March 31, 2025, the current portion comprises term loan amortization of $4.8 million and the $13.9 million outstanding balance on the secured revolving line of credit, net of $1.6 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest expense (a)	$3,486	$3,821	$7,172	$7,831
Interest income (b)	(33)	(28)	(42)	(23)
Amortization of deferred financing costs (c)	424	397	880	1,040
Interest expense	$3,877	$4,190	$8,010	$8,848

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

	March 31, 2025		September 30, 2024
Arrangement	Loan Balance	Interest	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$137,750	SOFR[1] + 4.1%	$142,500	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$13,900	SOFR[1] + 4.1%	$12,058	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of March 31, 2025 and September 30, 2024 were 4.3% and 5.2% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") which has a notional amount of $74.0 million at March 31, 2025, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering interest rate swap agreements, for the six months ended March 31, 2025, interest expense has been decreased by approximately $0.2 million.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds for future measurement periods and reduced the amount available under the revolving line of credit, as discussed in further detail below. The amendment was approved by the Company's Board of Directors and Executive Management and the credit facility lenders. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio ranging from 1.25:1.00 to 1.05:1.00 and (ii) a total leverage ratio not exceeding the ratio of 4.75:1.00 to 4.25:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes (benefit) expense, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of March 31, 2025.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amount is $19.0 million for each of fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $137.8 million as of March 31, 2025. We have satisfied the mandatory principal payments through December 2025.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of March 31, 2025, we had unused borrowing capacity of $19.8 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $13.9 million outstanding balance at March 31, 2025. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. Our shareholders approved the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), which governs the awarding of equity compensation agreements. Upon approval, the 2025 Plan replaced the 2016 Equity Incentive Plan. As of March 31, 2025, there were 1.2 million shares available for grant under the 2025 Plan.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
DLH employees (a)	$403	$774	$416	$1,314
Non-employee directors (b)	130	180	309	259
Total stock option expense	$533	$954	$725	$1,573

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 697,384 and 429,320 shares at March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 and 2024, there were zero grants awarded.

During the six months ended March 31, 2025 and 2024, the Company granted 312,906 and 169,544 shares of restricted stock units, respectively. Of the RSUs granted during the six months ended March 31, 2025, 156,453 shares have performance and market based vesting criteria and the remaining 156,453 shares have service-based vesting criteria. Of the RSUs granted during the six months ended March 31, 2024, 84,773 shares have performance and market based vesting criteria and the remaining 84,771 shares have service-based vesting criteria.

The RSUs granted were valued as follows using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

				Volatility
				50%
Grant Date	Vesting Base	Vesting Criteria	(Years)	Fair Value
December 20, 2024	Revenue	Revenue increase at the end of the measurement period as compared to the year ended September 30, 2027	3	$0.65
December 20, 2024	Stock price	Stock price is at least $23.04 per share average for the 30 days prior to the end of the performance period	3	$1.67
December 15, 2023	Revenue	Revenue increase at the end of the measurement period as compared to the year ended September 30, 2023	3	$3.82
December 15, 2023	Stock price	Stock price is at least $25.65 per share average for the 30 days prior to the end of the performance period	3	$5.36
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 67,615 and 61,525 restricted stock units were issued and outstanding at March 31, 2025 and 2024, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	March 31,
	2025	2024
Unrecognized expense for DLH employees (a)	$4,567	$7,026
Unrecognized expense for non-employee directors	309	359
Total unrecognized expense	$4,876	$7,385

(a) On a weighted average basis, the unrecognized expense as of March 31, 2025 is expected to be recognized within the next 2.42 years.

Stock option activity for the six months ended March 31, 2025

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2024	1,237	$9.28	6.1	$1,313
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(100)	13.43	—	—
Options outstanding, March 31, 2025	1,137	$9.25	5.50	$—
Vested and exercisable, March 31, 2025	1,077	$8.99	5.37	$—
Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	March 31,	September 30,
	2025	2024
Vested and exercisable	1,077	1,177
Unvested (a)	60	60
Options outstanding	1,137	1,237
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator:
Net income	$878	$1,812	$1,992	$3,963
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,386	14,205	14,386	14,118
Effect of dilutive securities:
Stock options and restricted stock	68	741	68	705
Denominator for diluted net income per share - weighted-average outstanding shares	14,454	14,946	14,454	14,823

Net income per share - basic	$0.06	$0.13	$0.14	$0.28
Net income per share - diluted	$0.06	$0.12	$0.14	$0.27

10. Commitments and Contingencies

Contractual obligations as of March 31, 2025 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$151,650	$13,900	$14,250	$23,750	$99,750	$—	$—
Facility operating leases	18,332	1,832	3,641	3,052	2,914	3,013	3,880
Total contractual obligations	$169,982	$15,732	$17,891	$26,802	$102,664	$3,013	$3,880

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

11. Related Party Transactions

The Company has determined that for the six months ended March 31, 2025 and 2024, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (53.1%), firm fixed price contracts (25.9%), and cost reimbursable contracts (21.0%).

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

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the National Institutes of Health ("NIH"), the Defense Health Agency ("DHA"), US Army Medical Research & Development Command ("MRDC"), and US Navy, rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering, Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

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

Our employees support innovative, cutting-edge research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and transformative R&D support services. Our decades of experience designing, conducting, and analyzing studies for our diverse customer base, and our full-service clinical research solutions are designed for each customer’s specific research and development program. Our employees provide expert knowledge and experience that supports the missions of our customers’.

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Six Months Ended
	March 31,
	2025		2024
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$86,745	48.2%	$91,636	46.1%
Department of Veterans Affairs	62,795	34.9%	70,296	35.4%
Department of Defense	28,066	15.6%	33,283	16.7%
Other customers with less than 10% share of total revenue	2,388	1.3%	3,642	1.8%
Total revenue	$179,994	100.0%	$198,857	100.0%

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

•CMOP pharmacy and logistic services represent approximately $62.8 million and $70.3 million of revenues for the six months ended March 31, 2025 and 2024, respectively.

As previously disclosed, the VA issued solicitations for performance of the CMOP program by separate contracts for each of its eight locations, with the awards limited to service-disabled veteran owned small business (“SDVOSB”) prime contractors. As that ongoing acquisition evaluation is occurring, DLH continues performance as the prime contractor under a sole-source Indefinite Quantity/Indefinite Delivery ("IDIQ") contract effective May 1, 2024. The IDIQ initially had ceiling value of $200.0 million, and the ceiling value was increased by $50 million to $250 million in April 2025. It also has a maximum ordering period through April 30, 2025, with the potential for orders placed within that period to extend performance beyond April 2025. To date, VA has transitioned performance for two locations: Chelmsford, Massachusetts (July 31, 2024) and Hines, Illinois (January 31, 2025).

We were awarded new task orders under this IDIQ contract for the remaining six locations with varying periods of performance. The task order for the Leavenworth, Kansas location has an end date of August 31, 2025. The remaining five locations have task orders with periods of performance through October 2025. To continue ordering services after expiration of the current task orders, the VA would need to award a new bridge contract. With respect to the six locations that DLH continues to operate, the VA has solicitations to evaluate for three locations. For the remaining three locations, the VA has not yet assigned a proposal due date for the solicitation. Until the VA has completed its procurement processes, we expect to continue providing pharmacy and logistics services at the locations we currently manage. DLH intends to provide additional updates to the progression of these solicitations as a part of its regular quarterly and annual filings.

Backlog

At March 31, 2025, our backlog was approximately $646.9 million of which $106.2 million was funded backlog. At September 30, 2024, our backlog was approximately $690.3 million, of which $155.1 million was funded backlog.

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

Forward-Looking Business Trends

Federal budget outlook for fiscal year 2026:

On May 2, 2025, the White House released its recommendations for discretionary funding levels for fiscal year 2026. The "skinny budget" provides an outline about the administration's policies and priorities and recommendations for fiscal 2026 budgets by department and agency. While the budget offered additional detail, the major themes are consistent with information the administration has already released in public media. In total the administration is recommending a 7.6% reduction in discretionary spending as compared to fiscal 2025 budget levels. The recommendation essentially offset growth in the defense budget with reductions in non-defense budgets, particularly those related to international, climate, health and housing programs that are not aligned with administration policies. Several of our key customers have been recommended to receive an increase in their discretionary spending, in particular the DOD and VA. HHS was recommended to receive a decrease in its budget, while enhancing its focus on administration priorities such as battling chronic diseases, promoting healthy lifestyles, and emerging and infectious disease surveillance.

As we continue to align the Company’s capabilities with well-funded budget priorities and the budgetary environment discussed above, we believe we are well positioned to win new business in our large addressable market. Additional factors that could affect federal government spending in our addressable market include changes in set-asides for small businesses, changes in budgetary priorities associated with the new administration, and the effect of initiatives such as the Department of Government Efficiency (DOGE), on limiting or reducing federal government spending in general. Further, the changing priorities of the new administration may have an adverse impact on our results and, as such new priorities are implemented, it may be difficult for us to accurately predict the effect they will have on our results.

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

During the six months ended March 31, 2025, we generated revenues of approximately $62.8 million from our set of contracts in support of the VA's CMOP program. As previously reported, the VA has been soliciting proposals for new contracts covering this work with a preference for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. To date, the VA has awarded two locations to a new SDVOSB prime contractor. The remaining six locations continue to be operated by DLH as the prime contractor. Should awards for the locations for which we have submitted a proposal be offered to a partner of DLH, we expect to continue to perform a significant amount of those contracts' volume of business as a subcontractor.

Results of Operations

The following table summarizes results of operations for the three months ended March 31, 2025 and 2024 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	March 31,
Consolidated Statements of Operations:	2025		2024		Change
Revenue	$89,212	100.0%	$101,007	100.0%	$(11,795)
Cost of operations:
Contract costs	71,209	79.8%	79,112	78.3%	(7,903)
General and administrative costs	8,623	9.7%	11,710	11.6%	(3,087)
Depreciation and amortization	4,265	4.8%	4,243	4.2%	22
Total operating costs	84,097	94.3%	95,065	94.1%	(10,968)
Income from operations	5,115	5.7%	5,942	5.9%	(827)
Interest expense	3,877	4.3%	4,190	4.2%	(313)
Income before provision for income tax	1,238	1.4%	1,752	1.7%	(514)
Provision for income tax expense	360	0.4%	(60)	(0.1)%	420
Net income	$878	1.0%	$1,812	1.8%	$(934)

Net income per share - basic	$0.06		$0.13		$(0.07)
Net income per share - diluted	$0.06		$0.12		$(0.06)

Revenue

Revenue decreased $11.8 million for the three months ended March 31, 2025 over 2024, primarily reflecting the conversion of certain contracts in our VA and DOD portfolios to small business contractors. The revenue decrease from small business conversion was partially offset by contributions from new contract awards.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $7.9 million for the three months ended March 31, 2025 over 2024; the decrease was primarily due to a decrease in revenue volume and a decrease in our overhead costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $3.1 million for the three months ended March 31, 2025 as compared to 2024. As a percentage of revenue, general and administrative costs decreased to 9.7% from 11.6%, with the decrease primarily due to reducing support costs proportionally with the change in revenue volume.

For the three months ended March 31, 2025, depreciation and amortization expense were approximately $0.2 million and $4.1 million, respectively, as compared to approximately $0.1 million and $4.1 million for the three months ended March 31, 2024, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.3 million for the three months ended March 31, 2025 over 2024, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Tax Expense

Provision for income tax expense increased $0.4 million for the three months ended March 31, 2025 over 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 29.1% and (3.4)%, respectively. The tax provision from the prior year period was positively impacted by the exercise of non-qualifying stock options.

The following table summarizes results of operations for the six months ended March 31, 2025 and 2024 (in thousands except for per share amounts, and percentage of revenue):

	Six Months Ended
	March 31,
Consolidated Statements of Operations:	2025		2024		Change
Revenue	$179,994	100.0%	$198,857	100.0%	$(18,863)
Cost of operations:
Contract costs	143,591	79.8%	158,193	79.6%	(14,602)
General and administrative costs	17,079	9.5%	19,407	9.8%	(2,328)
Depreciation and amortization	8,572	4.8%	8,496	4.3%	76
Total operating costs	169,242	94.1%	186,096	93.8%	(16,854)
Income from operations	10,752	6.0%	12,761	6.4%	(2,009)
Interest expense	8,010	4.5%	8,848	4.4%	(838)
Income before provision for income tax	2,742	1.5%	3,913	2.0%	(1,171)
Provision for income tax expense	750	0.4%	(50)	—%	800
Net income	$1,992	1.1%	$3,963	2.0%	$(1,971)

Net income per share - basic	$0.14		$0.28		$(0.14)
Net income per share - diluted	$0.14		$0.27		$(0.13)

Revenue

Revenue decreased $18.9 million for the six months ended March 31, 2025 over 2024, primarily reflecting the conversion of certain contracts in our VA and DOD portfolios to small business contractors. The revenue decrease from small business conversion was partially offset by contributions from new contract awards.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $14.6 million for the six months ended March 31, 2025 and 2024. The decrease was primarily due to a decrease in revenue volume from low margin non-labor costs and a decrease in our overhead costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $2.3 million for the six months ended March 31, 2025 over 2024. As a percentage of revenue, general and administrative costs decreased to 9.5% from 9.8%. The decrease is primarily due to reducing support costs proportionally with the change in revenue volume.

For the six months ended March 31, 2025, depreciation and amortization expense were approximately $0.3 million and $8.2 million, respectively, as compared to approximately $0.3 million and $8.2 million for the six months ended March 31, 2024, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.8 million for six months ended March 31, 2025 over 2024, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Tax Expense

Provision for income tax expense increased $0.8 million for the six months ended March 31, 2025 over 2024. The effective tax rate for the six months ended March 31, 2025 and 2024 was 27.4% and (1.3)%, respectively. The tax provision from the prior year period was positively impacted by the exercise of non-qualifying stock options.

Non-GAAP Financial Measures

The Company uses Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) depreciation and amortization, (ii) interest expense, and (iii) provision for income tax expense.

On a non-GAAP basis, EBITDA for the six months ended March 31, 2025 and 2024 was approximately $19.3 million and $21.3 million, respectively. The decrease was primarily due to the decrease in revenue volume driven by conversion of certain VA and DoD contracts to small business contractors, partially offset by revenue from new contract awards.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2025	2024	Change	2025	2024	Change
Net income	$878	$1,812	$(934)	$1,992	$3,963	$(1,971)
(i) Depreciation and amortization	4,265	4,243	22	8,572	8,496	76
(ii) Interest expense, net	3,877	4,190	(313)	8,010	8,848	(838)
(iii) Provision for income tax expense (benefit)	360	(60)	420	750	(50)	800
EBITDA	$9,380	$10,185	$(805)	$19,324	$21,257	$(1,933)

Liquidity and capital management

Cash was approximately $0.2 million and $0.3 million for the periods ended March 31, 2025 and September 30, 2024, respectively.

Available borrowings under our revolving credit facility was approximately $19.8 million and $18.1 million for the periods ended March 31, 2025 and September 30, 2024, respectively. The increase is primarily due to repayments of the revolving credit facility for the period ended March 31, 2025.

A summary of the change in cash is presented as follows (in thousands):

	Six Months Ended
	March 31,
	2025	2024	Change
Net cash provided by operating activities	$2,965	$10,301	$(7,336)
Net cash used in investing activities	(1)	(466)	465
Net cash used in financing activities	(3,110)	(9,812)	6,702
Net change in cash	$(146)	$23	$(169)

Cash flows provided by operating activities totaled approximately $3.0 million and $10.3 million for the six months ended March 31, 2025 and 2024, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in revenue volume as compared to the prior year.

Cash used in investing activities totaled $1.0 thousand and $465.7 thousand for the six months ended March 31, 2025 and 2024, respectively. The cash utilized was predominantly due to capital expenditures in the six months ended March 31, 2025 and 2024, respectively.

Cash used in financing activities during the six months ended March 31, 2025 and 2024 were approximately $3.1 million and $9.8 million, respectively. The cash used in financing activities was primarily due to the prepayment of term debt.

Sources of cash

As of March 31, 2025, our immediate sources of liquidity include cash, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $50.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2025, we had unused borrowing capacity of $19.8 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended March 31, 2025 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$137.8	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$13.9	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of March 31, 2025 was 4.3%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which has a notional amount of $74.0 million at March 31, 2025, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the six months ended March 31, 2025, interest expense has been decreased by approximately $0.2 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at March 31, 2025 of $13.9 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of March 31, 2025 are as follows (in thousands):

			Payments Due by Period
			Next 12	2-3	4-5	More than 5
	Ref	Total	Months	Years	Years	Years
Debt obligations		$151,650	$18,650	$137,750	$—	$—
Facility operating leases	(a)	18,332	1,832	6,693	5,927	3,880
Total contractual obligations		$169,982	$20,482	$144,443	$5,927	$3,880
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

Goodwill Impairment Testing

The qualitative assessment of goodwill at March 31, 2025 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price during the latter half of the fiscal 2025 second quarter resulting in a decline in market capitalization. Management's assessment was that the market capitalization at the end of the second quarter was not indicative of the Company's fair value.

The Company performed a quantitative assessment to determine its fair value. The quantitative assessment blended multiple methods so as to have a reasonable and complete assessment of fair value. The methods used included both market and income-based approaches with all methods utilizing publicly available information in their respective calculations. Management assessed the relevance and reliability of the information utilized in each method. Significant estimates in the market-based method included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples in estimating the fair value of the Company. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital.

For the market-based methods, the Company used the average market capitalization over the current quarter with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2025 to estimate the Company's fair value. For the income-based method, the Company calculated its expected future cash flows. Those cash flows were then discounted to present value using a weighted average cost of capital. The weighted average of the three assessments indicated that the Company's fair value was greater than its book equity value.

As a result of these quantitative assessments, the Company determined that its goodwill was not impaired at the end of the quarter. Management will continue to evaluate market conditions and perform qualitative interim assessments to determine if a triggering event has occurred. Should a triggering event occur, the Company will perform a quantitative assessment to estimate fair value.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $74.0 million at March 31, 2025. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.8 million per year. As of March 31, 2025, the interest rate on the floating interest rate debt was 8.4%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	*	2025 Equity Incentive Plan	DEF 14A	January 28, 2025	Appendix A

10.2	*	Form of Stock Option Award under 2025 Equity Incentive Plan				X

10.3	*	Form of Restricted Stock Unit Agreement for Directors under the 2025 Equity Incentive Plan.				X

10.4	*	Form of Time-Based Restricted Stock Unit Agreement under the 2025 Equity Incentive Plan.				X

10.5	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2025 Equity Incentive Plan.				X

31.1		Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2		Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X

104.0		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
•Management contract or compensatory agreement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

DLH HOLDINGS CORP.

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

Dated: May 08, 2025