Form 10-Q
period 2025-06-30
DLH Holdings Corp.
filed 2025-08-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,386,468 shares of Common Stock, par value $0.001 per share, were outstanding as of August 4, 2025.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$83,343	$100,694	$263,337	$299,551
Cost of operations:
Contract costs	67,420	81,646	211,012	239,839
General and administrative costs	7,860	9,013	24,939	28,420
Depreciation and amortization	4,308	4,272	12,880	12,769
Total operating costs	79,588	94,931	248,831	281,028
Income from operations	3,755	5,763	14,506	18,523
Interest expense	3,540	4,143	11,549	12,991
Income before provision for income tax	215	1,620	2,957	5,532
Provision for income tax (benefit) expense	(74)	481	676	430
Net income	$289	$1,139	$2,281	$5,102

Net income per share - basic	$0.02	$0.08	$0.16	$0.36
Net income per share - diluted	$0.02	$0.08	$0.16	$0.35

Weighted average common stock outstanding
Basic	14,386	14,232	14,386	14,156
Diluted	14,450	14,704	14,458	14,716

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	June 30, 2025	September 30, 2024
	Unaudited
ASSETS
Current assets:
Cash	$194	$342
Accounts receivable	44,916	49,849
Other current assets	4,477	2,766
Total current assets	49,587	52,957
Goodwill	138,161	138,161
Intangible assets, net	95,979	108,321
Operating lease right-of-use assets	9,259	6,681
Deferred income taxes, net	4,808	6,245
Equipment and improvements, net	1,432	1,830
Other long-term assets	115	186
Total assets	$299,341	$314,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,676	$25,290
Debt obligations - current, net of deferred financing costs	14,039	12,058
Accrued payroll	15,022	12,848
Operating lease liabilities - current	2,711	2,652
Other current liabilities	375	394
Total current liabilities	45,823	53,242
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	124,309	137,316
Operating lease liabilities - long-term	14,829	12,789
Other long-term liabilities	682	902
Total long-term liabilities	139,820	151,007
Total liabilities	185,643	204,249
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,386 and 14,386 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	14	14
Additional paid-in capital	101,555	100,270
Retained earnings	12,129	9,848
Total shareholders’ equity	113,698	110,132
Total liabilities and shareholders' equity	$299,341	$314,381

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$2,281	$5,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,880	12,769
Amortization of deferred financing costs charged to interest expense	1,309	1,437
Stock-based compensation expense	1,284	2,290
Deferred income taxes, net	1,437	(311)
Changes in operating assets and liabilities:
Accounts receivable	4,933	778
Other assets	(4,216)	2,484
Accounts payable and accrued liabilities	(11,614)	(6,515)
Accrued payroll	2,175	437
Other liabilities	2,067	(3,540)
Net cash provided by operating activities	12,536	14,931
Investing activities
Purchase of equipment and improvements	(213)	(627)
Net cash used in investing activities	(213)	(627)
Financing activities
Proceeds from revolving line of credit	172,056	257,067
Repayment of revolving line of credit	(170,075)	(252,123)
Repayments of debt obligations	(14,250)	(17,813)
Payments of deferred financing costs	(202)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	261
Payment of tax obligations resulting from net exercise of stock options	—	(1,488)
Net cash used in financing activities	(12,471)	(14,096)
Net change in cash	(148)	208
Cash - beginning of period	342	215
Cash - end of period	$194	$423
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,415	$11,656
Cash paid during the period for income taxes	$563	$2,280
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$—	$2,432
Lease liability recognized to acquire a right-of-use asset	$4,187	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2025	14,386	$14	$100,995	$11,840	$112,849
Expense related to director restricted stock units	—	—	155	—	155
Expense related to employee stock-based compensation	—	—	405	—	405
Net income	—	—	—	289	289
Balance at June 30, 2025	14,386	$14	$101,555	$12,129	$113,698

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2024	14,386	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	464	—	464
Expense related to employee stock-based compensation	—	—	821	—	821
Net income	—	—	—	2,281	2,281
Balance at June 30, 2025	14,386	$14	$101,555	$12,129	$113,698

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2024	14,230	14	$100,322	$6,414	$106,750
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	537	—	537
Common stock surrendered for the exercise of stock options	(47)	—	(1)	—	(1)
Net income	—	—	—	1,139	1,139
Balance at June 30, 2024	14,183	$14	$101,038	$7,553	$108,605

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	439	—	439
Expense related to employee stock-based compensation	—	—	1,851	—	1,851
Exercise of stock options	535	—	261	—	261
Common stock surrendered for the exercise of stock options	(302)	—	(1,487)	—	(1,487)
Net income	—	—	—	5,102	5,102
Balance at June 30, 2024	14,183	$14	$101,038	$7,553	$108,605

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2025

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries ("DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.

Operating results for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025 or any future period. Amounts as of June 30, 2025 and for the three and nine months ended June 30, 2025 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 4, 2024.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating costs including overhead and its allocation, valuing and determining the amortization periods for long-lived intangible assets, interest rate swaps, stock-based compensation, goodwill, and right-of-use assets and lease liabilities. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of June 30, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 6.5 years.

Goodwill

The Company performs impairment evaluation at least annually at the end of the fiscal year and between annual tests whenever there is an indication of impairment. The assessment at June 30, 2025 indicated a triggering event had occurred requiring that the Company perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management then performed a series of quantitative assessments utilizing multiple evaluation methods. Those assessments included both market and income-based methods utilizing level 1 observable market data and level 3 estimates. Significant estimates in the market-based methods included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples and control premiums in estimating the fair value of the Company. For the market-based methods, the Company used the market capitalization with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2025 to estimate the Company's fair value. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used a weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired.

Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. There were no impairments during the year ended September 30, 2024.

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2025 or September 30, 2024. We report interest and penalties as a component of provision for income taxes. During the nine months ended June 30, 2025 and 2024, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2025 or September 30, 2024.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of June 30, 2025 and September 30, 2024, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of June 30, 2025 and September 30, 2024, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of June 30, 2025 and September 30, 2024, there was no indication of any global or economic impact to our industry.

3. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require public entities to disclose significant segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) and included in the measure of segment profit or loss. The standard also requires disclosure of the title and position of the CODM, as well as a description of how the CODM uses segment profit or loss information in evaluating performance and allocating resources. We will adopt ASU 2023-07 in our Annual Report on Form 10-K for the fiscal year ending September 30, 2025. DLH operates as a single reporting segment. Given the single-segment structure, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. DLH is a public company that reports income tax disclosures and therefore this ASU applies to the Company. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 in our Annual Report on Form 10-K for the fiscal year ending September 30, 2026. We are currently evaluating the impacts of the improvements to income tax disclosure.

In March 2024, the Securities and Exchange Commission ("SEC") released a final rule that requires registrants to provide comprehensive climate-related disclosures in their annual reports and registration statements, including those for IPOs, beginning with annual reports for the year ending December 31, 2027, for smaller reporting companies ("SRC"). Registrants must disclose climate-related financial metrics and impacts on their financial estimates and assumptions in a footnote to the audited financial statements. The disclosures will also need to be addressed as part of management’s internal control over financial reporting ("ICFR") and will be subject to the financial statement and ICFR audit (if applicable) of an independent registered public accounting firm. We are currently evaluating the impacts of the improvements to our disclosure.

In November 2024, the FASB issued ASU 2024-03, Income Statement)—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. To enhance transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining undissected amounts. Entities must also disclose total selling expenses and define these annually. Effective for annual reporting periods beginning after December 15, 2026, and interim periods in 2027, the ASU allows prospective or retrospective application and permits early adoption. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Contract assets	$19,837	$23,945

Contract assets are included as part of accounts receivable on the consolidated balances sheets. The change from prior period is primarily due to reduced revenue volume. There were no contract liabilities as of June 30, 2025 and September 30, 2024.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Department of Health and Human Services	$43,088	$48,301	$129,834	$139,937
Department of Veterans Affairs	26,979	35,492	89,774	105,788
Department of Defense	12,722	15,175	40,788	48,458
Other	554	1,726	2,941	5,368
Total	$83,343	$100,694	$263,337	$299,551

Revenue by contract type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Time and Materials	$42,438	$54,978	$138,178	$165,260
Firm Fixed Price	22,559	26,203	69,088	74,125
Cost Reimbursable	18,346	19,513	56,071	60,166
Total	$83,343	$100,694	$263,337	$299,551

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Prime Contractor	$76,598	$90,791	$241,457	$269,109
Subcontractor	6,745	9,903	21,880	30,442
Total	$83,343	$100,694	$263,337	$299,551

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Operating lease right-of-use assets	$9,259	$6,681

Operating lease liabilities - current	$2,711	$2,652
Operating lease liabilities - long-term	14,829	12,789
Total operating lease liabilities	$17,540	$15,441

As of June 30, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1.5 years to 7.6 years. The non-cash increase in both lease liabilities and right-of-use assets during the current period is primarily attributable to an extension of an existing operating lease. The non-cash increase to lease liabilities from the lease extension was $4.2 million.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating	$860	$909	$2,471	$2,665
Short-term	201	24	574	124
Variable	99	30	160	105
Sublease income (a)	(48)	(67)	(145)	(200)
Total lease costs	$1,112	$896	$3,060	$2,694

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1 year term extension options.

The Company's future minimum lease payments as of June 30, 2025 were as follows (in thousands):

Fiscal year ending:
2025 (remaining)	$895
2026	3,993
2027	3,591
2028	3,468
2029	3,582
Thereafter	5,891
Total future lease payments	21,420
Less: imputed interest	(3,880)
Present value of future minimum lease payments	17,540
Less: current portion of operating lease liabilities	(2,711)
Long-term operating lease liabilities	$14,829
At June 30, 2025, the weighted-average remaining lease term and weighted-average discount rate were 5.6 years and 6.9%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$937	$869	$2,887	$3,233
Lease liabilities arising from obtaining right-of-use assets	2,810	—	4,187	—
Other lease information	$3,747	$869	$7,074	$3,233

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Billed receivables	$25,079	$25,904
Contract assets	19,837	23,945
Accounts receivable	$44,916	$49,849

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Prepaid licenses and other expenses	$2,070	$1,315
Prepaid insurance and benefits	1,318	545
Other receivables	1,089	906
Other current assets	$4,477	$2,766
Goodwill

There were no changes in goodwill for the nine months ended June 30, 2025. The balance of goodwill was approximately $138.2 million as of June 30, 2025 and September 30, 2024.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Backlog	37,249	37,249
Trade name	13,034	13,034
Covenants-not-to-compete	637	637
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(49,823)	(41,297)
Backlog	(13,784)	(10,994)
Trade name	(4,466)	(3,488)
Covenants-not-to-compete	(490)	(442)
Total accumulated amortization	(68,563)	(56,221)
Intangible assets, net	$95,979	$108,321

Amortization expense was $4.1 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively, and $12.3 million and $12.3 million for the nine months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2025 (remaining)	$4,112
2026	15,722
2027	14,694
2028	14,694
2029	13,734
Thereafter	33,023
Total amortization expense	$95,979

At June 30, 2025, the weighted-average remaining amortization period in total was 6.7 years. The weighted-average amortization period for customer contracts and related customer relationships, backlog, trade names and covenants-not-to-compete was 6.7 years, 6.6 years, 7.0 years, and 5.3 years, respectively.

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Furniture and equipment	$1,177	$1,832
Computer equipment and software	4,190	7,273
Leasehold improvements	1,567	1,614
Total equipment and improvements	6,934	10,719
Less: accumulated depreciation	(5,502)	(8,889)
Equipment and improvements, net	$1,432	$1,830

Depreciation expense was $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million for the nine months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025, the Company disposed of $3.9 million of equipment and improvements, primarily within computer equipment and software category. All assets were fully depreciated and no longer in use. No cash proceeds were received as part of the disposal of these assets.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Accounts payable	$9,894	$13,421
Accrued benefits	143	4,519
Accrued workers' compensation insurance	795	1,528
Accrued bonus and incentive compensation	835	3,641
Accrued interest	501	619
Other accrued expenses	1,508	1,562
Accounts payable and accrued liabilities	$13,676	$25,290

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Accrued leave	$8,774	$8,569
Accrued payroll	5,719	3,070
Accrued payroll taxes	491	981
Accrued severance	38	228
Total accrued payroll	$15,022	$12,848

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2025	2024
Secured term loan	$128,250	$142,500
Secured revolving line of credit	14,039	12,058
Less: unamortized deferred financing costs	(3,941)	(5,184)
Net bank debt obligations	138,348	149,374
Less: current portion of debt obligations, net of deferred financing costs (a)	(14,039)	(12,058)
Long-term portion of debt obligations, net of deferred financing costs	$124,309	$137,316

As of June 30, 2025, we have satisfied quarterly minimum principal payments on our secured term loan through June 30, 2026.

(a) As of June 30, 2025, the current portion comprises the $14.0 million outstanding balance on the secured revolving line of credit.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense (a)	$3,127	$3,756	$10,297	$11,588
Interest income (b)	(15)	(10)	(57)	(34)
Amortization of deferred financing costs (c)	428	397	1,309	1,437
Interest expense	$3,540	$4,143	$11,549	$12,991

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

	June 30, 2025		September 30, 2024
Arrangement	Loan Balance	Interest	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$128,250	SOFR[1] + 4.1%	$142,500	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$14,039	SOFR[1] + 4.1%	$12,058	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of June 30, 2025 and September 30, 2024 were 4.3% and 5.2% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") which has a notional amount of $74.0 million at June 30, 2025, a fixed interest rate of 4.1% and a maturity date of January 31, 2026. As a result of entering interest rate swap agreements, for the nine months ended June 30, 2025, interest expense has been decreased by approximately $0.2 million.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds for future measurement periods and reduced the amount available under the revolving line of credit, as discussed in further detail below. The amendment was approved by the Company's Board of Directors and Executive Management and the credit facility lenders. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio ranging from 1.15:1.00 to 1.05:1.00 and (ii) a total leverage ratio not exceeding the ratio of 4.50:1.00 to 4.25:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes (benefit) expense, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of June 30, 2025.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amount is $19.0 million for each of fiscal years 2025 and 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $128.3 million as of June 30, 2025. We have satisfied the mandatory principal payments through June 2026.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of June 30, 2025, we had unused borrowing capacity of $15.1 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $14.0 million outstanding balance at June 30, 2025. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. Our shareholders approved the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), which governs the awarding of equity compensation agreements. Upon approval, the 2025 Plan replaced the 2016 Equity Incentive Plan. As of June 30, 2025, there were 1.2 million shares available for grant under the 2025 Plan.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
DLH employees (a)	$405	$537	$821	$1,851
Non-employee directors (b)	155	180	464	439
Total stock option expense	$560	$717	$1,284	$2,290

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 697,384 and 429,320 shares at June 30, 2025 and 2024, respectively.

No grants were awarded during the three months ended June 30, 2025 and 2024.

During the nine months ended June 30, 2025 and 2024, the Company granted 312,906 and 169,544 shares of restricted stock units, respectively. Of the RSUs granted during the nine months ended June 30, 2025, 156,453 shares have performance and market based vesting criteria and the remaining 156,453 shares have service-based vesting criteria. Of the RSUs granted during the nine months ended June 30, 2024, 84,773 shares have performance and market based vesting criteria and the remaining 84,771 shares have service-based vesting criteria.

The RSUs granted were valued using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

				Volatility
				50%
Grant Date	Vesting Base	Vesting Criteria	(Years)	Fair Value
December 20, 2024	Revenue	Revenue increase at the end of the measurement period as compared to the year ended September 30, 2024	3	$0.65
December 20, 2024	Stock price	Stock price is at least $23.04 per share average for the 30 days prior to the end of the performance period	3	$1.67
December 15, 2023	Revenue	Revenue increase at the end of the measurement period as compared to the year ended September 30, 2023	3	$3.82
December 15, 2023	Stock price	Stock price is at least $25.65 per share average for the 30 days prior to the end of the performance period	3	$5.36
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 67,615 and 61,525 restricted stock units were issued and outstanding at June 30, 2025 and 2024, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	June 30,
	2025	2024
Unrecognized expense for DLH employees (a)	$4,003	$6,119
Unrecognized expense for non-employee directors	155	180
Total unrecognized expense	$4,158	$6,299

(a) On a weighted average basis, the unrecognized expense as of June 30, 2025 is expected to be recognized within the next 2.29 years.

Stock option activity for the nine months ended June 30, 2025

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2024	1,237	$9.28	6.1	$1,313
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(250)	8.85	—	—
Options outstanding, June 30, 2025	987	$9.77	5.8	$15
Vested and exercisable, June 30, 2025	927	$9.51	5.7	$15
Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	June 30,	September 30,
	2025	2024
Vested and exercisable	927	1,177
Unvested (a)	60	60
Options outstanding	987	1,237
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income	$289	$1,139	$2,281	$5,102
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,386	14,232	14,386	14,156
Effect of dilutive securities:
Stock options and restricted stock	64	472	72	560
Denominator for diluted net income per share - weighted-average outstanding shares	14,450	14,704	14,458	14,716

Net income per share - basic	$0.02	$0.08	$0.16	$0.36
Net income per share - diluted	$0.02	$0.08	$0.16	$0.35

10. Commitments and Contingencies

Contractual obligations as of June 30, 2025 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$142,289	$14,039	$4,750	$23,750	$99,750	$—	$—
Facility operating leases	21,420	895	3,993	3,591	3,468	3,582	5,891
Total contractual obligations	$163,709	$14,934	$8,743	$27,341	$103,218	$3,582	$5,891

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

11. Related Party Transactions

The Company has determined that for the nine months ended June 30, 2025 and 2024, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (52.5%), firm fixed price contracts (26.2%), and cost reimbursable contracts (21.3%).

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

Our employees support innovative, cutting-edge research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and transformative R&D support services. Our decades of experience designing, conducting, and analyzing studies for our diverse customer base, and our full-service clinical research solutions are designed for each customer’s specific research and development program. Our employees provide expert knowledge and experience that supports the missions of our customers.

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Nine Months Ended
	June 30,
	2025		2024
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$129,834	49.3%	$139,937	46.7%
Department of Veterans Affairs	89,774	34.1%	105,788	35.3%
Department of Defense	40,788	15.5%	48,458	16.2%
Other customers with less than 10% share of total revenue	2,941	1.1%	5,368	1.8%
Total revenue	$263,337	100.0%	$299,551	100.0%

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

•CMOP pharmacy and logistic services represent approximately $89.8 million and $105.8 million of revenues for the nine months ended June 30, 2025 and 2024, respectively.

As previously disclosed, the VA issued solicitations for performance of the CMOP program by separate contracts for each of its eight locations, with the awards limited to service-disabled veteran owned small business (“SDVOSB”) prime contractors. As that ongoing acquisition evaluation is occurring, DLH continues performance as the prime contractor under a sole-source Indefinite Quantity/Indefinite Delivery ("IDIQ") contract effective May 1, 2024. The IDIQ initially had ceiling value of $200.0 million, and the ceiling value was increased by $50 million to $250 million in April 2025. It also has a maximum ordering period through April 30, 2025, with the potential for orders placed within that period to extend performance beyond April 2025. To date, VA has transitioned performance for two locations previously covered by this IDIQ: Chelmsford, Massachusetts (July 31, 2024) and Hines, Illinois (January 31, 2025).

We were awarded new task orders under this IDIQ contract for the remaining six locations with varying periods of performance. The task order for the Leavenworth, Kansas location has an end date of August 31, 2025. The VA has awarded a task order to provide services at the Leavenworth location to a new prime contractor with whom we are not affiliated. At the conclusion of our task order ending August 31, 2025, we expect to cease operations at that location. The remaining five locations have task orders with periods of performance through October 2025. To continue ordering services after expiration of the current task orders, the VA would need to award a new bridge contract.

With respect to the remaining five locations that DLH expects to operate through October 2025, the VA has solicitations to evaluate for three locations and has not yet assigned a proposal due date for the solicitations for the remaining two locations. Until the VA has completed its procurement processes, we expect to continue providing pharmacy and logistics services at these locations. DLH intends to provide additional updates to the progression of these solicitations as a part of its regular quarterly and annual filings.

The Company's contract with HHS in support of its Head Start program generated $28.4 million and $31.4 million of revenues for the nine months ended June 30, 2025 and 2024 respectively. This contract has a period of performance through October 2025. The customer is evaluating responses to its request for proposals and until the procurement process is complete, we expect to continue providing monitoring and evaluation services.

Backlog

At June 30, 2025, our backlog was approximately $555.3 million of which $92.3 million was funded backlog. At September 30, 2024, our backlog was approximately $690.3 million, of which $155.1 million was funded backlog.

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

Forward-Looking Business Trends

Federal budget outlook for fiscal year 2026:

As we continue to align the Company’s capabilities with well-funded budget priorities and the current budgetary environment, we believe we are well positioned to win new business in our large addressable market. Additional factors that could affect federal government spending in our addressable market include changes in set-asides for small businesses, changes in budgetary priorities associated with the new administration, and the effect of initiatives such as the Department of Government Efficiency (DOGE), on limiting or reducing federal government spending in general. Further, the changing priorities of the new administration may have an adverse impact on our results and, as such new priorities are implemented, it may be difficult for us to accurately predict the effect they will have on our results.

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

During the nine months ended June 30, 2025, we generated revenues of approximately $89.8 million from our set of contracts in support of the VA's CMOP program. As previously reported, the VA has been soliciting proposals for new contracts covering this work with a preference for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. To date, the VA has awarded three locations to a new SDVOSB prime contractor, including the Leavenworth, Kansas location, which is expected to transition to the new contractor on August 31, 2025. The remaining five locations continue to be operated by DLH as the prime contractor. Should awards for the locations for which we have submitted a proposal be offered to a partner of DLH, we expect to continue to perform a significant amount of those contracts' volume of business as a subcontractor.

Results of Operations

The following table summarizes results of operations for the three months ended June 30, 2025 and 2024 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	June 30,
Consolidated Statements of Operations:	2025		2024		Change
Revenue	$83,343	100.0%	$100,694	100.0%	$(17,351)
Cost of operations:
Contract costs	67,420	80.9%	81,646	81.1%	(14,226)
General and administrative costs	7,860	9.4%	9,013	9.0%	(1,153)
Depreciation and amortization	4,308	5.2%	4,272	4.2%	36
Total operating costs	79,588	95.5%	94,931	94.3%	(15,343)
Income from operations	3,755	4.5%	5,763	5.7%	(2,008)
Interest expense	3,540	4.2%	4,143	4.1%	(603)
Income before provision for income tax	215	0.3%	1,620	1.6%	(1,405)
Provision for income tax (benefit) expense	(74)	(0.1)%	481	0.5%	(555)
Net income	$289	0.4%	$1,139	1.1%	$(850)

Net income per share - basic	$0.02		$0.08		$(0.06)
Net income per share - diluted	$0.02		$0.08		$(0.06)

Revenue

Revenue decreased $17.4 million for the three months ended June 30, 2025 over 2024, primarily reflecting the conversion of certain contracts in our VA and DOD portfolios to small business contractors. The revenue decrease from small business conversion was partially offset by contributions from new contract awards.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $14.2 million for the three months ended June 30, 2025 over 2024; the decrease was primarily due to the decrease in revenue volume and a decrease in overhead costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $1.2 million for the three months ended June 30, 2025 as compared to 2024. As a percentage of revenue, general and administrative costs increased to 9.4% from 9.0%, with the increase primarily due to incremental business development costs.

For the three months ended June 30, 2025, depreciation and amortization expense were approximately $0.2 million and $4.1 million, respectively, as compared to approximately $0.2 million and $4.1 million for the three months ended June 30, 2024, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.6 million for the three months ended June 30, 2025 over 2024, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Tax (Benefit) Expense

Provision for income tax expense decreased $0.6 million for the three months ended June 30, 2025 over 2024. The effective tax rate for the three months ended June 30, 2025 and 2024 was (34.2)% and 29.7%, respectively. The tax provision for this quarter reflects the positive impact of an increase in estimated year end income before provision for income tax as the year end effective tax rate decreased from approximately 28% to approximately 23%.

The following table summarizes results of operations for the nine months ended June 30, 2025 and 2024 (in thousands except for per share amounts, and percentage of revenue):

	Nine Months Ended
	June 30,
Consolidated Statements of Operations:	2025		2024		Change
Revenue	$263,337	100.0%	$299,551	100.0%	$(36,214)
Cost of operations:
Contract costs	211,012	80.1%	239,839	80.1%	(28,827)
General and administrative costs	24,939	9.5%	28,420	9.5%	(3,481)
Depreciation and amortization	12,880	4.9%	12,769	4.3%	111
Total operating costs	248,831	94.5%	281,028	93.8%	(32,197)
Income from operations	14,506	5.5%	18,523	6.2%	(4,017)
Interest expense	11,549	4.4%	12,991	4.3%	(1,442)
Income before provision for income tax	2,957	1.1%	5,532	1.8%	(2,575)
Provision for income tax expense	676	0.3%	430	0.1%	246
Net income	$2,281	0.9%	$5,102	1.7%	$(2,821)

Net income per share - basic	$0.16		$0.36		$(0.20)
Net income per share - diluted	$0.16		$0.35		$(0.19)

Revenue

Revenue decreased $36.2 million for the nine months ended June 30, 2025 over 2024, primarily reflecting the conversion of certain contracts in our VA and DOD portfolios to small business contractors. The revenue decrease from small business conversion was partially offset by contributions from new contract awards.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $28.8 million for the nine months ended June 30, 2025 and 2024. The decrease was primarily due to a decrease in revenue volume from low margin non-labor costs and a decrease in overhead costs.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $3.5 million for the nine months ended June 30, 2025 over 2024. As a percentage of revenue, general and administrative costs were 9.5% for both periods. The decrease in general and administrative costs are primarily due to a reduction in support costs proportionally with the change in revenue volume.

For the nine months ended June 30, 2025, depreciation and amortization expense were approximately $0.5 million and $12.3 million, respectively, as compared to approximately $0.4 million and $12.3 million for the nine months ended June 30, 2024, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $1.4 million for nine months ended June 30, 2025 over 2024, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Tax Expense

Provision for income tax expense increased $0.2 million for the nine months ended June 30, 2025 over 2024. The effective tax rate for the nine months ended June 30, 2025 and 2024 was 22.9% and 7.8%, respectively. The tax provision from the prior year period was positively impacted by the exercise of non-qualifying stock options.

Non-GAAP Financial Measures

The Company uses Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) depreciation and amortization, (ii) interest expense, and (iii) provision for income tax expense.

On a non-GAAP basis, EBITDA for the nine months ended June 30, 2025 and 2024 was approximately $27.4 million and $31.3 million, respectively. The decrease was primarily due to the decrease in revenue volume driven by conversion of certain VA and DoD contracts to small business contractors, partially offset by revenue from new contract awards.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Net income	$289	$1,139	$(850)	$2,281	$5,102	$(2,821)
(i) Depreciation and amortization	4,308	4,272	36	12,880	12,769	111
(ii) Interest expense, net	3,540	4,143	(603)	11,549	12,991	(1,442)
(iii) Provision for income tax (benefit) expense	(74)	481	(555)	676	430	246
EBITDA	$8,063	$10,035	$(1,972)	$27,386	$31,292	$(3,906)

Liquidity and capital management

Cash was approximately $0.2 million and $0.3 million as of June 30, 2025 and September 30, 2024, respectively.

Available borrowings under our revolving credit facility was approximately $15.1 million and $18.1 million for the periods ended June 30, 2025 and September 30, 2024, respectively. The decrease is primarily due to a lower outstanding receivables balance at June 30, 2025.

A summary of the change in cash is presented as follows (in thousands):

	Nine Months Ended
	June 30,
	2025	2024	Change
Net cash provided by operating activities	$12,536	$14,931	$(2,395)
Net cash used in investing activities	(213)	(627)	414
Net cash used in financing activities	(12,471)	(14,096)	1,625
Net change in cash	$(148)	$208	$(356)

Cash flows provided by operating activities totaled approximately $12.5 million and $14.9 million for the nine months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in revenue volume as compared to the prior year.

Cash used in investing activities totaled $0.2 million and $0.6 million for the nine months ended June 30, 2025 and 2024, respectively. The cash utilized was predominantly due to capital expenditures in the nine months ended June 30, 2025 and 2024, respectively.

Cash used in financing activities during the nine months ended June 30, 2025 and 2024 were approximately $12.5 million and $14.1 million, respectively. The cash used in financing activities was primarily due to the prepayment of term debt.

Sources of cash

As of June 30, 2025, our immediate sources of liquidity include cash, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $50.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2025, we had unused borrowing capacity of $15.1 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended June 30, 2025 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$128.3	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$14.0	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of June 30, 2025 was 4.3%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which has a notional amount of $74.0 million at June 30, 2025, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the nine months ended June 30, 2025, interest expense has been decreased by approximately $0.2 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at June 30, 2025 of $14.0 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of June 30, 2025 are as follows (in thousands):

			Payments Due by Period
			Next 12	2-3	4-5	More than 5
	Ref	Total	Months	Years	Years	Years
Debt obligations		$142,289	$14,039	$128,250	$—	$—
Facility operating leases	(a)	21,420	3,831	7,235	6,873	3,481
Total contractual obligations		$163,709	$17,870	$135,485	$6,873	$3,481
(a) The increase in facility operating lease obligations was due to an amendment to an existing lease extending the lease term.

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

Goodwill Impairment Testing

The qualitative assessment of goodwill at June 30, 2025 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management's assessment was that the market capitalization at the end of the 3rd quarter was not indicative of the Company's fair value.

The Company performed a quantitative assessment to determine its fair value. The quantitative assessment blended multiple methods so as to have a reasonable and complete assessment of fair value. The methods used included both market and income-based approaches with all methods utilizing publicly available information in their respective calculations. Management assessed the relevance and reliability of the information utilized in each method. Significant estimates in the market-based method included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples and control premiums in estimating the fair value of the Company. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $74.0 million at June 30, 2025. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.7 million per year. As of June 30, 2025, the interest rate on the floating interest rate debt was 8.4%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

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

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: August 06, 2025