Form 10-K
period 2025-09-30
DLH Holdings Corp.
filed 2025-12-10
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2025, was $34,637,738.
As of December 9, 2025 there were 14,493,035 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2025.

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

Solutions and Services

We primarily focus on improved deployment of large-scale, technology-powered health and defense initiatives for multiple agencies within the federal government, including the Department of Health and Human Services ("HHS"), the Department of Veterans Affairs ("VA"), Department of Defense ("DoD"), and many of their sub-agencies.

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (51.4%), firm fixed price contracts (27.2%) and cost reimbursable contracts (21.4%).

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

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the National Institutes of Health ("NIH"), the Defense Health Agency ("DHA"), US Army Medical Research & Development Command ("MRDC"), and US Navy, rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering, Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, services under Cybersecurity Maturity Model Certification ("CMMC") Level 2, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

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

System Engineering and Integration

Our employees specialize in delivering engineering solutions that support our customers' evolving needs by rapidly deploying resources, solutions, and services. This includes specialized engineering expertise, encompassing areas of Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance ("C5ISR"), modeling, simulation & training, performance based logistics, system modernization, technology-powered health solutions and software engineering on behalf of the US Navy, HHS, VA, and other federal customers.

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

Major Customers

Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes the revenues by customer for the years ended September 30, 2025 and 2024, respectively (in thousands and percent):

	2025		2024
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$171,717	49.8%	$184,544	46.6%
Department of Veterans Affairs	116,422	33.8%	139,945	35.3%
Department of Defense	53,241	15.5%	64,128	16.2%
Customers with less than 10% share of total revenue	3,117	0.9%	7,320	1.9%
Revenue	$344,497	100.0%	$395,937	100.0%

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

•CMOP pharmacy and logistic services represent approximately $116.4 million and $139.9 million of revenues for the years ended September 30, 2025 and 2024, respectively

As previously disclosed, the VA issued solicitations for performance of the CMOP program under separate contracts for each of its eight locations, with the awards limited to service-disabled veteran owned small business (“SDVOSB”) prime contractors. As this ongoing acquisition evaluation is occurring, DLH was awarded a new sole-source Indefinite Quantity/Indefinite Delivery ("IDIQ") contract effective October 28, 2025. The IDIQ has ceiling value of $90.0 million, and a maximum ordering period through October 2026, with the potential for orders placed within that period to extend performance through April 2027. Depending on the timing of the acquisition process, revenue recognized under the IDIQ may be less than the awarded value..

With respect to the remaining four locations, the VA has made an award for one location which transitioned to a new prime contractor effective November 30, 2025, issued solicitations to evaluate for two locations and has not yet assigned a proposal due date for the remaining location's solicitation. Until the VA has completed its procurement and transition processes, we expect to continue providing pharmacy and logistics services at these locations. DLH intends to provide additional updates to the progression of these solicitations as a part of its regular quarterly and annual filings.

In addition, as previously disclosed, we performed monitoring, evaluation and compliance services for the Office of Head Start (“OHS”). The contract term for these services ended on October 31, 2025. The revenue earned on this contract was $37.6 million for the fiscal year ended September 30, 2025, representing approximately 10.9% of total revenues for the fiscal year.

Consistent with the policies of the Biden administration promoting unbundling and setting aside contracts for small businesses, OHS conducted a competitive procurement for renewal of the services we have been performing, which was set aside for qualifying small businesses. Our small business partners were not selected by OHS; thus performance transitioned to unaffiliated contractors at the end of the contract term.

Backlog

On September 30, 2025, our backlog was approximately $514.3 million, of which $114.1 million was funded backlog. On September 30, 2024 our backlog was $690.3 million, of which $155.1 million was funded backlog.

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

Our competitors include operating units within: Accenture Federal Services LLC, BAE Systems plc, Booz Allen Hamilton Holding Corp., CACI International, Inc., Deloitte, ECS Federal, LLC, The Emmes Company, LLC, General Dynamics Information Technology, Inc., Guidehouse, IBM Federal, ICF International, Inc., Information Management Services, Inc., Leidos Holdings, Inc., LMI Consulting, LLC, ManTech International Corp., NexGen Data Systems Inc., Peraton, Inc., PPD Inc., Scientific Research Corp, Rho, Inc., RTI International, SAIC Inc., The Informatics Applications Group Inc., UnitedHealth Group, Inc. and Westat, Inc.

We compete with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes and a solid track record of past performance, resulting in highly competitive proposals. We believe that our proprietary tools and processes and our Infinibyte® cloud-based management system differentiate us from our competitors. We compete for awards through a full and open competition on a best-value basis. We draw heavily from our consistently high-quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to compete. We believe that our track record, knowledge and processes with respect to government contract bidding represent significant competitive advantages. Further, we believe that the range and depth of educational experience and professional credentials and certifications held by our employees allows us to deploy highly qualified teams to implement solutions to address the needs of our customers. Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted customers (both government and industry partners).

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

Intellectual Property

Our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. We hold the trademark, Infinibyte®, for our cloud-based solution. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

Human Capital Management and Employee Relations

Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement and development is a key component of delivering high quality services to our customers.

As of September 30, 2025, we employed approximately 2,300 employees performing throughout the U.S. Management believes that it has good relations with its employees.

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

We seek to attract and cultivate high performing talent by providing opportunities for career growth, skills development, and recognition for their contributions as they work to serve our customers. We provide competitive compensation programs to compete and reward our talented employees. In addition to base compensation, additional compensatory benefits may include bonus programs and participation in a 401(k) Plan. We have used targeted equity-based grants with performance and service based vesting conditions to facilitate attracting and retaining key personnel. We also invest in talent development initiatives including industry-leading learning management solutions, professional credentialing, licensures and continuing education. These benefits will further enhance our talented employee base and augment our efforts to infuse proven best practices into our operations through world-class talent acquisition and talent management tools.

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

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2025, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and the Industry in which we Compete
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us.
At present, we derive 99% of our revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2025 and 2024. However, in 2025, the U.S. administration began efforts to reduce federal spending and the size of the federal workforce. In addition, the General Services Administration ("GSA") has instructed all federal agencies to review their contracts with consulting firms and technology product resellers contracting with the U.S. federal government. These and similar spending reductions and contract reviews have resulted in and are likely to continue to result in contract terminations, delays and cancellations of new procurements, and reductions in price and contract scope, which have had an adverse effect on our results, and could in the future have a material impact on our results of operations or financial condition. We expect that Federal government contracts will continue to be our primary source of revenue for the foreseeable future. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. In general, if we were suspended or debarred from contracting with the federal government or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and operating results would be materially and adversely affected.

A significant portion of our revenue is concentrated in a small number of contracts, and we could be seriously harmed if we were unable to continue providing services under, or unsuccessful in our recompete efforts on, these contracts.

A significant portion of our revenue is concentrated in contracts with the VA and HHS. There can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, or that we will be successful in recompete efforts. As described in greater detail above in "Item 1 - Business - Major Contracts", our contracts with the VA for the provision of services to its CMOP operations is currently subject to renewal solicitations which have been published as a set aside for a service-disabled veteran owned small business (“SDVOSB”) to perform as the prime contractor. DLH submitted revised proposals with its SDVOSB partner as prime contractor on certain of the opportunities. During this solicitation process, the VA has awarded three task orders to SDVOSBs unaffiliated with DLH. While the acquisition process is being conducted, DLH continues to operate as the prime contractor for the remaining CMOP locations that it currently manages. In addition, our performance under a contract with HHS in support of its Head Start program was completed as of October 31, 2025 and the customer transitioned services to a new small business prime contractor unaffiliated with us. In light of the decisions by these customers to award contracts to new prime contractors on a set-aside basis, our results of operations, cash flows and financial condition have been be adversely affected. Our results of operations, cash flows and financial condition will be further adversely affected if we were unable to continue our relationship with either of these customers, if we were to lose any more of our material current contracts, or if the amount of services we provide to them is further reduced.

The U.S. government may prefer veteran-owned, minority-owned, women-owned and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration ("SBA") set-aside program, the U.S. government may decide to restrict certain procurement activity only to bidders that qualify as veteran owned, minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be limited to work as a subcontractor on those programs. As previously reported and described elsewhere herein in further detail, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers the best value to the U.S. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we have targeted for growth and to maintain our prime contractor position as current contracts are subject to renewal.

Loss of our contracting vehicles could impair our ability to win new business and perform under existing contracts.

We currently hold multiple contracting vehicles, which our customers utilize to award contracts. If we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition could be materially and adversely affected.

Future legislative or government budgetary and spending changes could negatively impact our business.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. In recent years, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Changes in federal government budgetary priorities or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, including government closures or shutdowns, could result in projects being reduced in scope or price, or being terminated, and may directly affect our financial performance. Further, political and economic factors, such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, and revisions to governmental tax or other policies can affect the quantity and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed. Congressional seats may change during election years, and the balance of spending priorities may change along with them. Historically, our customers’ missions have received bipartisan support from the legislative and executive branches of the federal government. However, we anticipate that the current administration and Congress will seek to implement their budget priorities, which may impact our customers’ projects and budgets.

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

VA programs, which accounted for approximately 33.8% and 35.3% of the Company’s revenue for the years ended September 30, 2025 and 2024, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriations process could delay procurement of the services we provide and adversely affect our future revenues.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. The U.S. government had been operating under a continuing resolution (CR) which expired on September 30, 2025.

When the U.S. government operates under a CR, delays can occur in the procurement of the services and solutions that we provide and may result in new initiatives being canceled. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. Subsequent to the expiration of the CR that transpired on September 30, 2025, the U.S. government ceased operations until November 12, 2025 when a new stopgap spending bill was passed by Congress and signed into law by the President. This current funding measure provides funding to support U.S. government operations through January 30, 2026. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

In general, a federal government shutdown could result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations. During a shutdown our customers may issue stop work orders, delay new contract awards, withhold payments, or limit access to government facilities and systems. Although certain of our programs may be deemed essential and continue, others could be delayed or suspended, creating significant unreimbursed costs and deferred revenue. A prolonged shutdown or repeated lapses in funding could also postpone new procurements, reduce activity under existing contracts, and extend the time needed to resume normal operations once funding is restored. These events could materially and adversely affect our business, financial condition, and results of operations.

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

We derive a significant amount of revenues from service contracts with the federal government. The government may face restrictions from new legislation, regulations, or government union pressures, on the nature and amount of services the government may obtain from private contractors (i.e., insourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.

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

At September 30, 2025, our backlog includes cost reimbursable, time-and-materials, and firm-fixed-price contracts. Our earnings and margins may vary depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Our systems and networks may be subject to cybersecurity breaches, data privacy failures, or other security incidents that could harm our reputation, expose us to liability, and adversely affect our business.

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

Additionally, a number of projects require us to receive, maintain and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act ("HIPAA"), the Health Information Technology for Economic and Clinical Health Act of 2009, Internal Revenue Service regulations and other laws. The loss, theft or improper disclosure of that information could subject us to sanctions under these laws, breach of contract claims, lawsuits from affected individuals, negative press articles and a loss of confidence from our government customers, all of which could adversely affect our existing business, future opportunities and financial condition.

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

One of our potential paths to growth is to selectively pursue acquisitions. Through acquisitions, we may be able to expand our base of customers, increase the range of solutions we offer to our customers and deepen our penetration of existing markets and customers. We may be unable to identify or complete attractive strategic transactions for many reasons, including competition from other acquirers, and high valuations of potential targets. Even when we identify suitable candidates and reach agreement on terms, regulatory approvals, antitrust reviews, and other legal or contractual restrictions may delay or prevent completion. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly otherwise, which could cause our actual results to differ materially and adversely from those anticipated.

We may encounter other risks in regard to making acquisitions, including:

•increased competition for acquisitions may increase the costs of our acquisitions;
•unforeseen expenses, delays, or conditions imposed in connection with regulatory or contractual approvals;
•challenges in retaining key employees, business partners, or customers of an acquired company;
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

Following our acquisition of DLH, LLC (formerly, Grove Resource Solutions, LLC) in December 2022, we amended and restated our credit agreement with First National Bank of Pennsylvania and certain other lenders and incurred additional indebtedness. We amended our credit agreement (as amended, the “Credit Agreement”) in November 2024 to modify the financial covenants and adjust the borrowing capacity of the revolving credit facility. The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions, including limitations on: granting liens; incurring other indebtedness; disposing assets; making investments in other entities; and completing other mergers and consolidations. Also, the Credit Agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement also requires prepayments of a percentage of excess cash flow. Accordingly, a portion of our cash flow from operations was dedicated to the repayment of our indebtedness and we expect future cash flow to be used to reduce our indebtedness. The Credit Agreement provides for customary events of default, including, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties. If we are unable to make the scheduled principal and interest payments on the Credit Agreement or maintain compliance with other debt covenants, we may be in default under the Credit Agreement, which if not waived, could cause our debt to become immediately due and payable and enable the lenders to enforce their rights under the Credit Agreement. Such an event would likely have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2025, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 41% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 26% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These matters might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

In addition, a person associated with Wynnefield Capital, Inc. currently serves on our Board of Directors. As a result of this share ownership and relationships on our Board of Directors, our largest stockholder will be able to influence all affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of our principal stockholders may differ from the interests of the other stockholders.

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

Our success to date has resulted in part from the significant contributions of our executive officers, who have been instrumental in shaping the strategic direction of the Company. Our executive officers are expected to continue to make important contributions to our success. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, potentially disrupting our business. As of September 30, 2025, certain of our officers are under employment contracts. However, we do not maintain "key personnel" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

Changes in tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could lead to additional tax payments. Determining our tax provisions requires significant judgment, and many transactions and calculations involve the application of tax laws whose interpretation is uncertain. The accounting treatment of tax law changes is complex, and some changes may affect both current and future periods. Consistent with SEC guidance, our consolidated financial statements reflect our estimates of the tax effects of the current tax laws and regulations.

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

We face various risks related to health epidemics, pandemics, and similar outbreak. The occurrence of a pandemic and the mitigation efforts to control its spread would be expected to create significant volatility, uncertainty and economic disruption and adversely impact the U.S. and global economies. The extent to which future health epidemics or pandemics impacts our business, operations and financial results will depend on numerous factors that we may not be able to accurately predict or control, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have may be taken in response to such events, including our ability to fully perform on our contracts as a result of government actions; the impact on economic activity and actions taken in response; the effect on our customers and customer demand for our services and solutions; our ability to sell and provide our services and solutions; and any closures of our and our customers’ offices and facilities. Furthermore, the significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources and the increased risk of malicious technology-related events, such as cyberattacks and phishing attacks. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

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

ITEM 2. PROPERTIES
We do not own any real estate or other properties. As of September 30, 2025, we operate seven locations in the U.S., occupying a total of approximately 162.3 thousand square feet. The Company's corporate headquarters is located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305, and we presently maintain a National Capital Region office in Bethesda, Maryland. All of our offices are in reasonably modern and well-maintained buildings and we believe that our facilities are adequate for present operations and the foreseeable future. For the fiscal year ended September 30, 2025, our total lease expense was approximately $4.1 million. See Note 6. Leases in Part II of this Annual Report on Form 10-K for additional information.

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

Equity Holders

As of September 30, 2025, the number of shareholders of our common stock of record was approximately 100 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2025. All grants of equity securities made to executive officers and directors are now made under the 2025 Equity Incentive Plan (the “2025 Plan”). Our shareholders approved the adoption of the 2025 Plan at the Annual Meeting held in March 2025. The 2025 Plan governs the awarding of equity securities and replaced the 2016 Omnibus Equity Incentive Plan upon approval.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	937,400	$9.65	1,231,554

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2025. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Overview and Background:

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

We derive 99% of our revenue from agencies of the Federal government, providing services to several agencies including the HHS, VA, and DoD. The following table summarizes the revenues by customer for the years ended September 30, 2025 and 2024, respectively (in thousands and percent):

	2025		2024
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$171,717	49.8%	$184,544	46.6%
Department of Veterans Affairs	116,422	33.8%	139,945	35.3%
Department of Defense	53,241	15.5%	64,128	16.2%
Customers with less than 10% share of total revenue	3,117	0.9%	7,320	1.9%
Revenue	$344,497	100.0%	$395,937	100.0%

Forward Looking Business Trends:

Our mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Through our acquisition program, we have built a platform of technology-powered solutions to enable us to provide an array of innovative, high-value solutions in information technology, public health and digital transformation. We are focused on increasing organic growth across our addressable market and delivering robust cash flow. Our primary focus within the defense agency markets includes cyber security, digital transformation, Artificial Intelligence/Machine Learning (AI/ML) and data analytics, C5ISR (Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance & Reconnaissance), cloud enablement and migration, telehealth, behavioral health, medication therapy management, and clinical systems support for military service members and veterans Within the civilian agency market, we focus on healthcare and social program delivery, IT modernization, systems engineering and integration, data-driven program management, and technology solutions that improve outcomes for underserved and at-risk populations. We believe these priorities position the Company to expand within key national programs and mission-critical areas of health and national security.

Federal budget outlook for fiscal year 2026:

The U.S. budget and regulatory landscape remains uncertain, and this uncertainty is expected to continue. The company’s performance depends on overall federal spending levels and how well its capabilities align with government priorities. The administration is reviewing agency spending to improve efficiency and productivity, which has already led to some contract reductions, cancellations, and price renegotiations for the company. Future reviews may cause further adjustments or mandates to cut costs.

The company closely monitors federal budget, legislative, and contracting developments to adapt its strategies accordingly. While defense and national security spending enjoy bipartisan support amid global tensions, uncertainty persists around the timing and passage of annual appropriations bills.

We continue to align the Company’s capabilities with well-funded budget priorities and take steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our addressable market.

On October 1, 2025, the U.S. government entered a shutdown which persisted until November 12, 2025, when Congress passed and the President signed an appropriations bill to fund certain agencies and extend funding at current levels for the remaining agencies until January 30, 2026. Unless full year appropriation bills or a CR are passed and signed at the end of the current CR, the federal government will shutdown operations until legislation has been enacted.

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

During the fiscal year ended September 30, 2025, we generated revenues of approximately $116.4 million from our set of contracts in support of the VA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. As previously disclosed, the VA issued solicitations for performance of the CMOP program by separate contracts for each of its eight locations, with the awards limited to service-disabled veteran owned small business (“SDVOSB”) prime contractors. As this acquisition evaluation is continuing with respect to the remaining locations, we were awarded a new sole-source Indefinite Quantity/Indefinite Delivery contract effective October 28, 2025. The IDIQ has ceiling value of $90.0 million, and a maximum ordering period through October 28, 2026, In addition, we performed monitoring, evaluation and compliance services for the Office of Head Start. The contract term for these services ended on October 31, 2025 and following the procurement for the renewal of these services on a set aside basis, performance transitioned to unaffiliated contractors at the end of the contract term. See Item 1. Business – Major Contracts for additional detail

Results of Operations

Fiscal Year Ended September 30, 2025 as Compared to Fiscal Year Ended September 30, 2024

The following table summarizes, for the years indicated, consolidated statements of operations data expressed (in thousands except for per share amounts, and as percentages of revenue):

	Year Ended September 30,
	2025		2024		Change
Revenue	$344,497	100.0%	$395,937	100.0%	$(51,440)
Cost of Operations
Contract costs	279,333	81.0%	318,447	80.4%	(39,114)
General and administrative costs	31,199	9.1%	35,538	9.0%	(4,339)
Depreciation and amortization	17,179	5.0%	17,052	4.3%	127
Total operating costs	327,711	95.1%	371,037	93.7%	(43,326)
Income from operations	16,786	4.9%	24,900	6.3%	(8,114)
Interest expense	15,031	4.4%	17,153	4.3%	(2,122)
Income before provision for income taxes	1,755	0.5%	7,747	2.0%	(5,992)
Provision for income taxes	393	0.1%	350	0.1%	43
Net income	$1,362	0.4%	$7,397	1.9%	$(6,035)
Net income per share
Basic	$0.09		$0.52		$(0.43)
Diluted	$0.09		$0.51		$(0.42)

Revenue

For the year ended September 30, 2025 revenue was $344.5 million, a decrease of $51.4 million over the prior year period. The decrease in revenue was due primarily to the conversion of certain contracts in our HHS, VA and DOD portfolios to small business contractors. The revenue decrease from small business conversion was partially offset by contributions from new contract awards.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. For the year ended September 30, 2025, the contract costs decreased as compared to the prior fiscal year by $39.1 million, primarily due to the decrease in revenue volume, most notably non-labor costs.

General and administrative costs are for employees and third parties not directly providing services to our customers, including but not limited to executive management, bid and proposal, accounting, and human resources. These costs decreased as compared to the prior fiscal year by $4.3 million, primarily due to a reduction in support costs proportionally with the change in revenue volume.

For the year ended September 30, 2025, depreciation and amortization costs were $0.7 million and $16.5 million, respectively, as compared to $0.6 million and $16.5 million for the year ended September 30, 2024, respectively.

Interest Expense

Interest expense includes items such as interest expense and amortization of deferred financing costs on debt obligations. Interest expense decreased $2.1 million for the year ended September 30, 2025 compared to the prior fiscal year. The decrease in interest expense was primarily due to the prepayment of debt and a decrease in the interest rate.

Provision for Income Taxes

Provision for income taxes for the fiscal year ended September 30, 2025 increased approximately $43.0 thousand from the prior fiscal year. The effective tax rate was 21.3% for the fiscal year ending September 30, 2025 and 4.5% for the fiscal year ending September 30, 2024. The tax provision from the prior year period was positively impacted by the exercise of non-qualifying stock options.

Non-GAAP Financial Measures

The Company uses Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) depreciation and amortization, (ii) interest expense, and (iii) provision for income tax expense.

On a non-GAAP basis, EBITDA for years ended September 30, 2025 and 2024 was approximately $34.0 million and $42.0 million, respectively. The decrease was primarily due to the decrease in revenue volume driven by conversion of certain VA and DoD contracts to small business contractors, partially offset by revenue from new contract awards.

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

Reconciliation of GAAP net income to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands):

	Year Ended
	September 30,
	2025	2024	Change
Net income	$1,362	$7,397	$(6,035)
Depreciation and amortization	17,179	17,052	127
Interest expense	$15,031	$17,153	(2,122)
Provision for income taxes	393	350	43
EBITDA	$33,965	41,952	$(7,987)

Liquidity and Capital Management

Cash was approximately $0.1 million and $0.3 million for the years ended September 30, 2025 and 2024, respectively.

Credit facility availability was approximately $23.6 million and $32.5 million as of September 30, 2025 and 2024, respectively.

A summary of the change in cash is presented below for the years ended September 30, 2025 and 2024 (in thousands):

	Year Ended September 30,
	2025	2024
Net cash provided by operating activities	$23,216	$27,366
Net cash used in investing activities	(241)	(836)
Net cash used in financing activities	(23,192)	(26,403)
Net change in cash	$(217)	$127

Cash provided by operations totaled approximately $23.2 million and $27.4 million for the years ended September 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in revenue volume as compared to the prior year.

Cash used in investing activities totaled $0.2 million and $0.8 million for the years ended September 30, 2025 and 2024, respectively. The cash utilized was predominantly for capital expenditures in fiscal years 2025 and 2024, respectively.

Cash used in financing activities during the fiscal years ended September 30, 2025 and September 30, 2024 were approximately $23.2 million and $26.4 million, respectively. The cash used in financing activities was primarily due to the prepayment of term debt.

Sources of Cash

As of September 30, 2025, our immediate sources of liquidity include cash of approximately $0.1 million, accounts receivable, and access to our secured revolving line of credit. This credit facility provides us with access of up to $50.0 million subject to certain conditions including eligible accounts receivable. As of September 30, 2025, we had unused borrowing capacity of $23.6 million. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities as of September 30, 2025 is as follows (in millions):

Lender	Arrangement	Loan Balance	Interest *	Maturity Date
First National Bank of Pennsylvania	Secured term loan (a)	$123.5	SOFR1 + 4.1%	December 8, 2027
First National Bank of Pennsylvania	Secured revolving line of credit (b)	$8.1	SOFR1 + 4.1%	December 8, 2027

1Secured Overnight Financing Rate ("SOFR") as of September 30, 2025 was 4.3%.

On January 31, 2023, we executed an additional floating-to-fixed interest rate swap with FNB; the notional amount as of September 30, 2025 is $74.0 million, it matures in January 2026, and the fixed rate is 4.1%. As a result of entering interest rate swap agreements, for the twelve months ended September 30, 2025, interest expense has been decreased by approximately $0.2 million.

(a) Represents the principal amounts payable on our secured term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the secured term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As of September 30, 2025 the secured revolving line of credit had a borrowing base of $50.0 million. The Company accessed funds from the secured revolving line of credit during the year, and had $8.1 million outstanding balance at September 30, 2025.

The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of the secured term loan and secured revolving line of credit, including financial covenants, as amended, are fully described in Note 8 to the consolidated financial statements.

Contractual Obligations as of September 30, 2025

		Payments Due By Period
		Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Total	Months	Years	Years	Years
Debt obligations	$131,567	$8,067	$123,500	$—	$—
Facility operating leases	20,525	3,993	7,059	6,776	2,697
Contractual obligations	$152,092	$12,060	$130,559	$6,776	$2,697

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

Goodwill Impairment Testing

The qualitative assessment of goodwill at September 30, 2025 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management's assessment was that the market capitalization at the end of the 4th quarter was not indicative of the Company's fair value.

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

For the market-based methods, the Company used the average market capitalization over the current quarter with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our EBITDA and revenue for fiscal 2025 to estimate the Company's fair value. For the income-based method, the Company calculated its expected future cash flows. Those cash flows were then discounted to present value using a weighted average cost of capital. The weighted average of the three assessments indicated that the Company's fair value was greater than its book equity value.

As a result of these quantitative assessments, the Company determined that its goodwill was not impaired at the end of the year. Management will continue to evaluate market conditions and perform qualitative interim assessments to determine if a triggering event has occurred. Should a triggering event occur, the Company will perform a quantitative assessment to estimate fair value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $74.0 million on September 30, 2025. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.6 million per year. As of September 30, 2025, the interest rate on the floating interest rate debt was 8.38%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DLH Holdings Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Response:

The following are the primary procedures we performed to address this critical audit matter. To test the recognition of revenue, our audit procedures included among others, selecting a sample of revenue transactions and performing the following procedures: for time and material contracts, we examined the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we inspected the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. For cost reimbursable contracts, we examined the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we inspected the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. We also inspected the supporting evidence for any non-labor costs that are included in the transaction price. For firm fixed price contracts, we inspected the signed contract related to the selected invoice, noting the period of performance was within the period of performance in the contract, and we recalculated the revenue to be recognized based on the contract terms. We also tested for proper revenue recognition cut off in relation to revenue in which recognition occurred before the Company had a right to bill. To test contract assets, we selected a sample of balances and reviewed the signed contract, timesheet data related to the contract assets, and invoices billed subsequent to year-end that related to the contract assets that existed as of September 30, 2025.

Goodwill and Intangible Asset – Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, management evaluates goodwill and intangible assets on an annual basis, or more frequently if impairment indicators exist. The Company estimates the fair value of the equity by weighting the results from the income approach and two market approaches. The income approach incorporates the use of cash flow projections. The cash-flow projections are based on financial forecasts developed by management that include revenue, weighted cost of capital (“WACC”), and gross margin projections. The market approach utilizes the Company’s market capitalization with the inclusion of a control premium, as well as guideline public company market multiples. Additionally, the fair value of the intangible assets was valued using an undiscounted cash flow.

The determination of fair value involves significant judgment and estimation. Based on the methodologies described above, management concluded that no impairment of goodwill or intangible assets existed as of the measurement date.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible assets assessment as a critical audit matter was the significant judgment by management to determine the fair value estimates, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s significant assumptions in determining fair value, including the involvement of professionals with specialized skill and knowledge.

Response:

The following are the primary procedures we performed to address this critical audit matter. Our audit procedures included, among others, obtaining an understanding of and evaluating management’s process for identifying and evaluating potential triggering events. For the market approach, we performed procedures to test the control premium. Additionally, we evaluated the guideline public companies used for market multiples and analyzed the consistency of external market data and verified the completeness and accuracy of the underlying data. For the income approach, we evaluated management's forecasts for revenue, WACC , and gross margin. We evaluated management’s forecasting capabilities by comparing projections to the Company’s historical and current results and tested the reasonableness of these forecasts to ensure alignment with historical performance. Finally, we utilized professionals with specialized skills and knowledge to assist in (i) evaluating management’s methodology to determine fair value (ii) testing the mathematical accuracy of the models; and (iii) evaluating the reasonableness of the significant assumptions.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2007.

East Brunswick, New Jersey
December 10, 2025
PCAOB ID Number 100

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2025	2024
Revenue	$344,497	$395,937
Cost of Operations
Contract costs	279,333	318,447
General and administrative costs	31,199	35,538
Depreciation and amortization	17,179	17,052
Total operating costs	327,711	371,037
Income from operations	16,786	24,900
Interest expense	15,031	17,153
Income before provision for income taxes	1,755	7,747
Provision for income taxes	393	350
Net income	$1,362	$7,397

Net income per share
Basic	$0.09	$0.52
Diluted	$0.09	$0.51
Weighted average common shares outstanding
Basic	14,387	14,169
Diluted	14,458	14,405

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash	$125	$342
Accounts receivable	38,394	49,849
Other current assets	4,018	2,766
Total current assets	42,537	52,957
Goodwill	138,161	138,161
Intangible assets, net	91,865	108,321
Operating lease right-of-use assets	8,764	6,681
Deferred income taxes, net	7,947	6,245
Equipment and improvements, net	1,274	1,830
Other long-term assets	115	186
Total assets	$290,663	$314,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,246	$25,290
Accrued payroll	12,153	12,848
Debt obligations - current, net of deferred financing costs	8,067	12,058
Operating lease liabilities - current	2,918	2,652
Other current liabilities	287	394
Total current liabilities	42,671	53,242
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	119,966	137,316
Operating lease liabilities - long-term	14,022	12,789
Other long-term liabilities	1,046	902
Total long-term liabilities	135,034	151,007
Total liabilities	177,705	204,249
Shareholders' equity:
Common stock, $0.001 par value; authorized 40,000 shares; issued and outstanding 14,498 and 14,391 at September 30, 2025 and 2024, respectively	14	14
Additional paid-in capital	101,734	100,270
Retained earnings	11,210	9,848
Total shareholders’ equity	112,958	110,132
Total liabilities and shareholders' equity	$290,663	$314,381

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2025	2024
Operating activities
Net income	$1,362	$7,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,179	17,052
Amortization of deferred financing costs charged to interest expense	1,742	1,839
Stock-based compensation expense	1,464	1,898
Deferred taxes, net	(1,702)	(3,175)
Changes in operating assets and liabilities
Accounts receivable	11,455	9,270
Other assets	(3,190)	3,276
Accounts payable and accrued liabilities	(6,043)	(4,414)
Accrued payroll	(697)	(946)
Other liabilities	1,646	(4,831)
Net cash provided by operating activities	23,216	27,366
Investing activities
Purchase of equipment and improvements	(241)	(836)
Net cash used in investing activities	(241)	(836)
Financing activities
Proceeds from revolving line of credit	253,181	361,720
Repayment of revolving line of credit	(257,171)	(359,208)
Repayments of debt obligations	(19,000)	(27,313)
Payments of deferred financing costs	(202)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	261
Payment of tax obligations resulting from net exercise of stock options	—	(1,863)
Net cash used in financing activities	(23,192)	(26,403)
Net change in cash	(217)	127
Cash - beginning of year	342	215
Cash - end of year	$125	$342
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$13,505	$16,043
Cash paid during the year for income taxes	$2,053	$3,264
Supplemental disclosures of non-cash activity
Common stock surrendered for the exercise of stock options	$—	$2,822
Lease liability recognized to acquire a right-of-use asset	$4,187	$839

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2025 and 2024
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount

Balance at September 30, 2024	14,391	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	618	—	618
Expense related to employee stock-based compensation	—	—	846	—	846
Issuance of Common Stock upon vesting of restricted stock awards	123	—	—	—	—
Common shares surrendered for stock option exercises and restricted stock unit vesting	(16)	—	—	—	—
Net income	—	—	—	1,362	1,362
Balance at September 30, 2025	14,498	$14	$101,734	$11,210	$112,958

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount

Balance at September 30, 2023	13,950	$14	$99,974	$2,451	$102,439
Expense related to director restricted stock units	—	—	618	—	618
Expense related to employee stock-based compensation	—	—	1,280	—	1,280
Issuance of Common Stock upon vesting of restricted stock awards	62	—	—	—	—
Exercise of stock options	760	—	261	—	261
Common shares surrendered for stock option exercises and restricted stock unit vesting	(381)	—	(1,863)	—	(1,863)
Net income	—	—	—	7,397	7,397
Balance at September 30, 2024	14,391	$14	$100,270	$9,848	$110,132

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K. Certain prior year amounts have been reclassified to conform to the fiscal 2025 presentation.

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

Segment Reporting

The Company reports operating results and financial data in one operating and reportable segment. The Company provides technology-enabled business process, program management, and digital transformation solutions primarily to U.S. government agencies, which share similar economic characteristics, production processes, customer bases, and regulatory environments. The Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM") and evaluates performance and allocates resources based on consolidated financial results. Significant expense categories regularly provided to the CODM to manage operations are those disclosed in the consolidated statements of operations.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of September 30, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1.3 years to 7.3 years.

Goodwill

The Company performs impairment evaluation at least annually at the end of the fiscal year and between annual tests whenever there is an indication of impairment. The assessment at September 30, 2025 indicated a triggering event had occurred requiring that the Company perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management then performed a series of quantitative assessments utilizing multiple evaluation methods. Those assessments included both market and income-based methods utilizing level 1 observable market data and level 3 estimates. Significant estimates in the market-based methods included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples and control premiums in estimating the fair value of the Company. For the market-based methods, the Company used the market capitalization with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and revenue for fiscal 2025 to estimate the Company's fair value. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used a weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired.

Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. There were no impairments during the years ended September 30, 2025 and 2024, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2025 and 2024. We report interest and penalties as a component of provision for income taxes. During the years ended September 30, 2025 and 2024, we recognized no interest and no penalties related to income taxes.

Stock-Based Compensation

The Company issues stock-based compensation through option and restricted stock unit ("RSU") grants and uses the fair value-based method to estimate stock-based compensation expense. Options issued are designated as either an incentive stock option or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option and RSU awards may depend on achievement of certain vesting criteria determined by the Compensation Committee of our Board. Shares issued upon RSU vesting and option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo method to estimate the fair value as of the grant date for each grant that vest based on market or performance based criteria. Any consideration paid by the option holders to purchase shares is credited to common stock.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either September 30, 2025 or September 30, 2024.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of September 30, 2025 and 2024, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of September 30, 2025 and 2024, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of September 30, 2025, there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires public entities to disclose significant segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) and included in the measure of segment profit or loss. The standard also requires disclosure of the title and position of the CODM, as well as a description of how the CODM uses segment profit or loss information in evaluating performance and allocating resources. The Company adopted ASU 2023-07 in its Annual Report on Form 10-K for the fiscal year ended September 30, 2025. DLH operates as a single reporting segment. Accordingly, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures”. To enhance transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining undissected amounts. Entities must also disclose total selling expenses and define these annually. Effective for annual reporting periods beginning after December 15, 2026, and interim periods in 2027, the ASU allows prospective or retrospective application and permits early adoption. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition

The following table summarizes the contract balances recognized in accounts receivable within the Company's consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Contract assets	$22,000	$23,945

Contract assets are included as part of accounts receivable on the consolidated balances sheets. The change from prior period was primarily due to invoice timing. There were no contract liabilities as of September 30, 2025 and September 30, 2024.

The opening balance for contract assets for the fiscal year ended September 30, 2024 was $20,542.

Disaggregation of revenue from contracts with customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories:

Revenue by customer for the years ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Department of Health and Human Services	$171,717	$184,544
Department of Veterans Affairs	116,422	139,945
Department of Defense	53,241	64,128
Other	3,117	7,320
Revenue	$344,497	$395,937

Revenue by contract type for the years ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Time and Materials	$177,067	$215,341
Firm Fixed Price	93,746	101,115
Cost Reimbursable	73,684	79,481
Revenue	$344,497	$395,937

Revenue by whether the Company acts as a prime contractor or a subcontractor for the years ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Prime Contractor	$315,505	$355,147
Subcontractor	28,992	40,790
Revenue	$344,497	$395,937

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Operating lease right-of-use assets	$8,764	$6,681

Operating lease liabilities, current	$2,918	$2,652
Operating lease liabilities, long-term	14,022	12,789
Operating lease liabilities	$16,940	$15,441

As of September 30, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1.3 years to 7.3 years. The non-cash increase in both lease liabilities and right-of-use assets during the current period was primarily attributable to an extension of an existing operating lease. The non-cash increase to lease liabilities from the lease extension was $4.2 million.

For the years ended September 30, 2025 and 2024, total lease costs for our operating leases are as follows (in thousands):

	2025	2024
Operating	$3,288	$3,574
Short-term	785	147
Variable	187	135
Sublease income (a)	(194)	(266)
Lease costs	$4,066	$3,590

(a): The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The sublease term is 5 years and includes two additional 1-year term extension options.

The Company's future minimum lease payments as of September 30, 2025 are as follows (in thousands):

Fiscal year ending:
2026	$3,993
2027	3,591
2028	3,468
2029	3,582
2030	3,194
Thereafter	2,697
Total future minimum lease payments	20,525
Less: imputed interest	(3,585)
Present value of future minimum lease payments	16,940
Less: current portion of operating lease liabilities	(2,918)
Long-term operating lease liabilities	$14,022

At September 30, 2025, the weighted-average remaining lease term and weighted-average discount rate are 5.4 years and 6.9%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases was as follows for the years ending September 30, 2025 and 2024 (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$3,782	$4,572
Lease liabilities arising from obtaining right-of-use assets	4,187	839
Other lease information	$7,969	$5,411

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Billed receivables	$16,394	$25,904
Contract assets	22,000	23,945
Accounts receivable	$38,394	$49,849

The opening balance for accounts receivable for the fiscal year ended September 30, 2024 was $59,119.

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Prepaid licenses and other expenses	$1,892	$1,315
Prepaid insurance and benefits	1,015	545
Other receivables	1,111	906
Other current assets	$4,018	$2,766

Goodwill

There were no changes in goodwill for the year ended September 30, 2025. The balance of goodwill was approximately $138.2 million as of September 30, 2025 and 2024.

Intangible assets, net

The following table summarizes intangible assets, net presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Backlog	37,249	37,249
Trade names	13,034	13,034
Covenants-not-to-compete	637	637
Total intangible assets	164,542	164,542
Less accumulated amortization:
Customer contracts and related customer relationships	(52,665)	(41,297)
Backlog	(14,714)	(10,994)
Trade names	(4,792)	(3,488)
Covenants-not-to-compete	(506)	(442)
Total accumulated amortization	(72,677)	(56,221)
Intangible assets, net	$91,865	$108,321

Amortization expense for the years ended September 30, 2025 and 2024 was $16.5 million and $16.5 million, respectively.

As of September 30, 2025, the estimated annual amortization expense was as follows (in thousands):

For the Fiscal Year Ending September 30,
2026	$15,720
2027	14,694
2028	14,694
2029	13,734
2030	11,637
Thereafter	21,386
Total amortization expense	$91,865

The weighted-average remaining amortization period at September 30, 2025:

Intangible assets	Weighted-Average Remaining Amortization Period
Customer contracts and related customer relationships	6.5 years
Backlog	6.4 years
Trade names	6.8 years
Covenants not to compete	5.4 years
Total	6.5 years

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Computer equipment and software	$4,217	$7,273
Leasehold improvements	1,567	1,614
Furniture and equipment	1,177	1,832
Total equipment and improvements	6,961	10,719
Less: accumulated depreciation and amortization	(5,687)	(8,889)
Equipment and improvements, net	$1,274	$1,830

Depreciation expense was $0.7 million and $0.6 million for the years ended September 30, 2025 and 2024, respectively.

During the year ended September 30, 2025, the Company disposed of $3.9 million of equipment and improvements, primarily within the computer equipment and software category. All assets were fully depreciated and no longer in use. No cash proceeds were received as part of the disposal of these assets.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Accounts payable	$12,299	$13,421
Accrued benefits	1,214	4,519
Accrued bonus and incentive compensation	1,527	3,641
Accrued workers' compensation insurance	750	1,528
Accrued interest	474	619
Other accrued expenses	2,982	1,562
Accounts payable and accrued liabilities	$19,246	$25,290

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Accrued leave	$8,112	$8,569
Accrued payroll	3,701	3,070
Accrued payroll taxes	340	981
Accrued severance	—	228
Accrued payroll	$12,153	$12,848

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets at September 30, 2025 and 2024 (in thousands):

	2025	2024
Secured term loan	$123,500	$142,500
Secured revolving line of credit	8,067	12,058
Less: unamortized deferred financing costs	(3,534)	(5,184)
Net bank debt obligations	128,033	149,374
Less: current portion of debt obligations, net of deferred financing costs (a)	(8,067)	(12,058)
Long-term portion of debt obligations, net of deferred financing costs	$119,966	$137,316

Through September 30, 2026, we have satisfied mandatory principal payments on our secured term loan.

(a) As of September 30, 2025, the current portion was comprised of $8.1 million outstanding balance on the secured revolving line of credit. All fiscal 2025 mandatory loan amortization payments have been satisfied by voluntary prepayments.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations for the years ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Interest expense (a)	$13,360	$15,352
Interest income (b)	(71)	(38)
Amortization of deferred financing costs (c)	1,742	1,839
Interest expense	$15,031	$17,153

(a): Interest expense on borrowing.
(b): Interest earned from customer payments received after the due date.
(c): Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

	September 30, 2025			September 30, 2024
Arrangement	Loan Balance	Interest	Arrangement	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$123.5	SOFR[1] + 4.1%	Secured term loan (a) due December 8, 2027	$142.5	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$8.1	SOFR[1] + 4.1%	Secured revolving line of credit (b) due December 8, 2027	$12.1	SOFR[1] + 4.1%

1Secured Overnight Financing Rate ("SOFR") as of September 30, 2025 and September 30, 2024 was 4.3% and 5.2%, respectively.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank which has a notional amount of $74.0 million at September 30, 2025, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering interest rate swap agreements, for the twelve months ended September 30, 2025, interest expense has been decreased by approximately $0.2 million.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio of at least 1.15 to 1.00, and (ii) a total leverage ratio not exceeding the ratio of 4.75:1.00 to 2.00:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of September 30, 2025.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amounts are $19.0 million for fiscal year 2026, and $23.8 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $123.5 million as of September 30, 2025 . We have satisfied the mandatory principal payments through September 30, 2026.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of September 30, 2025, we had unused borrowing capacity of $23.6 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $8.1 million outstanding balance at September 30, 2025. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $10.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2025, there were 1.2 million shares available for grant.

Total stock-based compensation expense, presented in the table below, was recorded in general and administrative expenses included in our consolidated statements of operations for the years ended September 30, 2025 and 2024 (in thousands):

	2025	2024
DLH employees (a)	$846	$1,280

Non-employee directors	618	618
Stock-based compensation expense	$1,464	$1,898

(a) At a 50% volatility and assumptions of a 3-year term and the performance vesting criteria results in an indicated a fair value. The RSUs granted during the fiscal year ended September 30, 2025, as follows using the Monte Carlo Method.

				Volatility
				50%
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Calculated Fair Value
December 20, 2024	Revenue	Revenue increase at the end of the measurement period as compared to the year ended September 30, 2024	3	$0.65
December 20, 2024	Stock price	Stock price is at least $23.04 per share average for the 30 days prior to the end of the performance period	3	$1.67
December 15, 2023	Revenue	Revenue increase at the end of the measurement period as compared to the year ended September 30, 2023	3	$3.82
December 15, 2023	Stock price	Stock price is at least $25.65 per share average for the 30 days prior to the end of the performance period	3	$5.36
Notes: Results based on 100,000 simulations

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below for the years ending September 30, 2025 and 2024 (in thousands):

	2025	2024
Unrecognized expense for stock compensation expense (a)	$3,292	$4,417

(a): On a weighted average basis, this expense is expected to be recognized within the next 2.3 years.

Restricted Stock Unit ("RSU") activity for the year ended September 30, 2025:

	Performance Vesting	Service Vesting	Total
Outstanding, September 30, 2024	185,574	131,289	316,863
Granted (a)	156,453	235,009	391,462
Vested	—	(122,897)	(122,897)
Cancelled	(109,566)	(10,941)	(120,507)
Outstanding, September 30, 2025	232,461	232,460	464,921

Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 67,615 and 61,525 restricted stock units were issued and outstanding at September 30, 2025 and 2024, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Stock option activity for the year ended September 30, 2025:

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

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding, September 30, 2024	1,236	$9.28	6.1	$1,313
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(299)	9.39	—	—
Outstanding, September 30, 2025	937	$9.65	5.6	$10
Vested and exercisable, September 30, 2025	902	$9.59	5.5	$10

Stock options shares outstanding, vested and unvested for the years ended September 30, 2025 and 2024 (in thousands):

	Number of Shares
	2025	2024
Vested and exercisable	902	1,176
Unvested (a)	35	60
Options outstanding	937	1,236

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

Earnings Per Share information is presented in the table below for the years ending September 30, 2025 and 2024 (in thousands except for per share amounts):

	2025	2024
Numerator:
Net income	$1,362	$7,397
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,387	14,169
Effect of dilutive securities:
Stock options and restricted stock	71	236
Denominator for diluted net income per share - weighted-average outstanding shares	$14,458	$14,405
Net income per share - basic	$0.09	$0.52
Net income per share - diluted	$0.09	$0.51

10. Commitments and Contingencies

Contractual Obligations as of September 30, 2025 (in thousands):

		Payments Due Per Fiscal Year
	Total	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$131,567	$8,067	$23,750	$99,750	$—	$—	$—
Facility operating leases	20,525	3,993	3,591	3,468	3,582	3,194	2,697
Contractual obligations	$152,092	$12,060	$27,341	$103,218	$3,582	$3,194	$2,697

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

11. Related Party Transactions

The Company has determined that for the years ended September 30, 2025 and 2024 and through the filing date of this report, there were no related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

12. Provision for Income Taxes

The significant components of provision for income taxes from continuing operations are summarized as follows for the years ending September 30, 2025 and 2024 (in thousands):

	2025	2024
Current expense	$2,095	$3,525
Deferred benefit	(1,702)	(3,175)
Provision for income taxes	$393	$350

The following table presents the significant differences between our income taxes at the federal statutory rate and the Company's effective tax rate for continuing operations for the years ending September 30, 2025 and 2024 (in thousands):

	2025	2024
Income taxes at the federal statutory rate	$387	$1,654
State taxes, net	(25)	(200)
Permanent differences	152	(530)
Prior year tax provision adjustments	(260)	(574)
State tax rate changes	139	—
Provision for income taxes	$393	$350

An analysis of the Company's deferred tax assets and liabilities at September 30, 2025 and 2024 is as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carry forwards, net	$2,958	$1,903
Stock-based compensation	894	732
Accrued compensation	2,184	2,204
Capitalized transaction costs	587	532
Lease liability	3,830	1,682
Interest limitation	9,185	6,313
Total deferred tax assets	19,638	13,366
Less: valuation allowance	(2,952)	(1,894)
Total deferred tax assets, net	$16,686	$11,472
Deferred tax liabilities:
Depreciation on fixed assets	$(302)	$(402)
Amortization on identified intangibles and goodwill	(5,321)	(4,364)
Accrued expenses	(723)	(461)
Right-of-use asset	(2,393)	—
Total deferred tax liabilities	(8,739)	(5,227)
Net deferred tax assets	$7,947	$6,245
As of September 30, 2025 the Company had gross state net operating loss carryforwards of approximately $51.2 million. The state net operating losses will not expire and can be carried forward indefinitely. The state net operating loss carryforwards have been reviewed and a net valuation allowance of $3.0 million has been recorded against those that are not likely to be utilized. The increase in the valuation allowance is attributable to additional state net operating losses generated during the year ended September 30, 2025.
The One Big Beautiful Bill Act that amended Section 163(j) of the Internal Revenue Code introduced a change to the calculation of Adjusted Taxable Income ("ATI") that generally allows for a larger deduction of business interest expense. The primary change that makes the deduction more favorable and is likely to increase the company's deductible interest expense is the permanent reinstatement of EBITDA-based ATI.

13. Quarterly Financial Data (Unaudited)

During fiscal year 2025, the Company made reclassification adjustments that resulted in certain transactions previously reported within general and administrative cost being reclassified to contract costs. These adjustments were applied to fiscal 2024 to conform to the current period presentation. The reclassifications did not impact total operating income, net income, or earnings per share for any period presented. The Company will continue this presentation convention in fiscal 2026.

Management believes that these reclassifications enhance the presentation of the Company’s financial results by providing improved transparency and a clearer understanding of the nature of its costs of operations.

A summary of quarterly information for each fiscal year with the reclassified transactions is as follows (in thousands, except per share data)

	2025 Quarters
	First	Second	Third	Fourth
Revenue	$90,782	$89,212	$83,343	$81,160
Contract costs	72,771	71,594	67,649	67,319
General and administrative costs	8,067	8,238	7,631	7,263
Depreciation and amortization	4,307	4,265	4,308	4,299
Income from operations	5,637	5,115	3,755	2,279
Interest expense	4,133	3,877	3,540	3,481
Income (loss) before provision for income taxes	1,504	1,238	215	(1,202)
Provision for income tax expenses (benefit from)	389	360	(74)	(282)
Net income (loss)	$1,115	$878	$289	$(920)
Earnings per share:
Basic	$0.08	$0.06	$0.02	$(0.06)
Diluted	$0.08	$0.06	$0.02	$(0.06)

	2024 Quarters
	First	Second	Third	Fourth
Revenue	$97,850	$101,007	$100,694	$96,386
Contract costs	79,443	79,487	82,025	77,492
General and administrative costs	7,335	11,335	8,634	8,234
Depreciation and amortization	4,253	4,243	4,272	4,284
Income from operations	6,819	5,942	5,763	6,376
Interest expense	4,658	4,190	4,143	4,162
Income before provision for income taxes	2,161	1,752	1,620	2,214
Provision for income tax expenses (benefit from)	10	(60)	481	(81)
Net income	$2,151	$1,812	$1,139	$2,295
Earnings per share:
Basic	$0.15	$0.13	$0.08	$0.16
Diluted	$0.15	$0.12	$0.08	$0.16

14. Employee Benefit Plans
As of September 30, 2025, the Company maintains a 401(k) Plan (the "401(k) Plan"), a defined contribution and supplemental pension plan for the benefit of its eligible employees. The Company may provide a discretionary matching contribution of a participant's elective contributions under the 401(k) Plan. The Company recorded related expense of $4.2 million and $3.4 million for the years ending September 30, 2025 and 2024, respectively. Participants are always fully vested in their elective contributions and immediately vest in Company matching contributions.

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

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal control that occurred during the fourth quarter of our fiscal year ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2025. Our code of business conduct and ethics is posted in the investor relations - corporate governance section of our website at www.dlhcorp.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

3.4		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.5		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (filed as Exhibit 4.1 to Annual Report on Form 10-K for the fiscal year ended September 30,2017.)
4.2		Description of Securities (filed as Exhibit 4.3 to Annual Report on Form 10-K filed on December 7, 2020).
10.1		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.2	#	2016 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated January 28, 2021).
10.3	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.4	††
Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2019).

10.5
First Amendment to Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc,, Danya International, LLC, Social & Scientific Systems, Inc., First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2019).

10.6	††
Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2020).

10.7	††
Second Amended and Restated Credit Agreement among DLH Holdings Corp., DLH Solutions, Inc., Danya International, LLC, Social & Scientific Systems, Inc., Irving Burton Associates, LLC, Grove Resource Solutions, LLC, First National Bank of Pennsylvania, as Administrative Agent and other lenders party thereto.(filed as Exhibit 10.1 to Current Report on Form 8-K filed December 14, 2022).

10.8	††	First Amendment, dated November 6, 2024, to Second Amended and Restated Credit Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2024).
10.9	#	Employment Agreement between the Company and Zachary C. Parker dated as of September 26, 2022 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 2, 2025).
10.1	#
Form of performance-based restricted stock unit award granted under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.11	#
Form of time-based restricted stock unit award granted under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.12	#	Employment agreement between the Company and Kathryn M JohnBull dated September 21, 2023 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 25, 2023).
10.13	#	2025 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement dated January 28, 2025).
10.14	#	Form of Stock Option Award Agreement under the 2025 Equity Incentive Plan (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 8, 2025).
10.15	#	Form of Restricted Stock Unit for non-employee directors under the 2025 Equity Incentive Plan (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).
10.16	#	Form of time-based restricted stock unit award granted under the 2025 Equity Incentive Plan (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).
10.17	#	Form of performance-based restricted stock unit award granted under the 2015 Equity Incentive Plan (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).
19.1		DLH Holdings Corp. Insider Trading Policy (filed as Exhibit 19.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2024).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97		Policy Relating to Recovery of Erroneously Awarded Compensation. (filed as Exhibit 97 to Annual Report on Form 10-K for the fiscal year ended September 30, 2023)
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements. Filed electronically herewith.

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
Dated: December 10, 2025
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Frederick G. Wasserman	Chairman of the Board	December 10, 2025
Frederick G. Wasserman

/s/ Judith L. Bjornaas	Director	December 10, 2025
Judith L. Bjornaas

/s/ Elder Granger, M.D.	Director	December 10, 2025
Elder Granger, M.D.

/s/ Frances Murphy, M.D.	Director	December 10, 2025
Frances Murphy, M.D.

/s/ Austin J. Yerks III	Director	December 10, 2025
Austin J. Yerks III

/s/ Stephen J. Zelkowicz	Director	December 10, 2025
Stephen J. Zelkowicz

/s/ Zachary C. Parker	Chief Executive Officer, President and Director	December 10, 2025
Zachary C. Parker

/s/ Kathryn M. JohnBull	Chief Financial Officer and Principal Accounting Officer	December 10, 2025
Kathryn M. JohnBull