Form 10-Q
period 2025-12-31
DLH Holdings Corp.
filed 2026-02-09
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,493,035 shares of Common Stock, par value $0.001 per share, were outstanding as of February 6, 2026.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2025	2024
Revenue	$68,892	$90,782
Cost of operations:
Contract costs	55,395	72,771
General and administrative costs	7,761	8,067
Depreciation and amortization	4,300	4,307
Total operating costs	67,456	85,145
Income from operations	1,436	5,637
Interest expenses	3,396	4,133
(Loss) income before provision for income taxes	(1,960)	1,504
Provision for income taxes (benefit) expense	(636)	389
Net (loss) income	$(1,324)	$1,115

Net (loss) income per share
Basic	$(0.09)	$0.08
Diluted	$(0.09)	$0.08
Weighted average common stock outstanding
Basic	14,493	14,386
Diluted	14,563	14,563

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	December 31, 2025	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$257	$125
Accounts receivable	35,842	38,394
Other current assets	3,543	4,018
Total current assets	39,642	42,537
Goodwill	138,161	138,161
Intangible assets, net	87,752	91,865
Operating lease right-of-use assets	8,264	8,764
Deferred income taxes, net	8,447	7,947
Equipment and improvements, net	1,127	1,274
Other long-term assets	115	115
Total assets	$283,508	$290,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,250	$19,246
Accrued payroll	5,996	12,153
Debt obligations - current, net of deferred financing costs	17,425	8,067
Operating lease liabilities - current	3,129	2,918
Other current liabilities	226	287
Total current liabilities	41,026	42,671
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	116,050	119,966
Operating lease liabilities - long-term	13,199	14,022
Other long-term liabilities	1,045	1,046
Total long-term liabilities	130,294	135,034
Total liabilities	171,320	177,705
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,493 and 14,493 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	14	14
Additional paid-in capital	102,288	101,734
Retained earnings	9,886	11,210
Total shareholders’ equity	112,188	112,958
Total liabilities and shareholders' equity	$283,508	$290,663

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	December 31,
	2025	2024
Operating activities
Net (loss) income	$(1,324)	$1,115
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,300	4,307
Amortization of deferred financing costs charged to interest expense	433	457
Stock-based compensation expense	647	193
Deferred income taxes, net	(501)	780
Changes in operating assets and liabilities:
Accounts receivable	2,552	(14,421)
Other assets	974	(661)
Accounts payable and accrued liabilities	(4,996)	(6,567)
Accrued payroll	(6,157)	2,275
Other liabilities	(698)	984
Net cash used in operating activities	(4,770)	(11,538)
Investing activities
Purchase of equipment and improvements	(39)	(552)
Net cash used in investing activities	(39)	(552)
Financing activities
Proceeds from revolving line of credit	67,396	59,910
Repayment of revolving line of credit	(62,362)	(47,509)
Payments of deferred financing costs	—	(202)
Payment of tax obligations resulting from net exercise of stock options	(93)	—
Net cash provided by financing activities	4,941	12,199
Net change in cash	132	109
Cash - beginning of period	125	342
Cash - end of period	$257	$451
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,003	$3,594
Cash paid during the period for income taxes	$—	$32
Supplemental disclosure of non-cash activity
Common stock surrendered for the exercise of stock options	$(93)	$—
Lease liability recognized to acquire a right-of-use asset	$—	$1,377

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2025	14,493	$14	$101,734	$11,210	$112,958
Expense related to director restricted stock units	—	—	97	—	97
Expense related to employee stock-based compensation	—	—	550	—	550
Common shares surrendered for stock option exercises and restricted stock unit vesting	—	—	(93)	—	(93)
Net loss	—	—	—	(1,324)	(1,324)
Balance at December 31, 2025	14,493	$14	$102,288	$9,886	$112,188

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2024	14,386	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	180	—	180
Expense related to employee stock-based compensation	—	—	13	—	13
Net income	—	—	—	1,115	1,115
Balance at December 31, 2024	14,386	$14	$100,463	$10,963	$111,440

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2025

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries ("DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior year amounts have been reclassified to conform to the fiscal 2026 presentation.

Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026 or any future period. Amounts for the three months ended December 31, 2025 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the Securities and Exchange Commission on December 10, 2025.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of December 31, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1 year to 7.1 years.

Goodwill

The Company performs impairment evaluation at least annually at the end of the fiscal year and between annual tests whenever there is an indication of impairment. The assessment at December 31, 2025 indicated a triggering event had occurred requiring that the Company perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization below the recorded value of shareholder's equity. Management then performed a series of quantitative assessments utilizing multiple evaluation methods. Those assessments included both market and income-based methods utilizing level 1 observable market data and level 3 estimates. Significant estimates in the market-based methods included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples and control premiums in estimating the fair value of the Company. For the market-based methods, the Company used the market capitalization with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2026 to estimate the Company's fair value. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used a weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired.

Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. There were no impairments during the prior year ended September 30, 2025.

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2025 or September 30, 2025. We report interest and penalties as a component of provision for income taxes. During the three months ended December 31, 2025 and 2024, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either December 31, 2025 or September 30, 2025.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of December 31, 2025 and September 30, 2025, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of December 31, 2025 and September 30, 2025, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of December 31, 2025 and September 30, 2025, there was no indication of any global or economic impacts to our industry.

3. New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. DLH is a public company that reports income tax disclosures and therefore this ASU applies to the Company. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 in our Annual Report on Form 10-K for the fiscal year ending September 30, 2026. We are currently evaluating the impacts of the improvements to income tax disclosure.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures." To enhance transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining undissected amounts. Entities must also disclose total selling expenses and define these annually. Effective for annual reporting periods beginning after December 15, 2026, and interim periods in 2027, the ASU allows prospective or retrospective application and permits early adoption. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Contract assets	$21,440	$22,000

Contract assets are included as part of accounts receivable on the consolidated balances sheets. The change from prior period is primarily due to reduced revenue volume. Contract liabilities had no balance as of December 31, 2025 and September 30, 2025.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Department of Health and Human Services	$34,630	$41,948
Department of Veterans Affairs	26,911	34,099
Department of Defense	7,226	13,355
Other	125	1,380
Total	$68,892	$90,782

Revenue by contract type was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Time and Materials	$30,605	$49,400
Firm Fixed Price	24,288	23,239
Cost Reimbursable	13,999	18,143
Total	$68,892	$90,782

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Prime Contractor	$64,454	$84,439
Subcontractor	4,438	6,343
Total	$68,892	$90,782

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Operating lease right-of-use assets	$8,264	$8,764

Operating lease liabilities - current	$3,129	$2,918
Operating lease liabilities - long-term	13,199	14,022
Total operating lease liabilities	$16,328	$16,940

As of December 31, 2025, operating leases for facilities and equipment have remaining lease terms of less than 1 to 7.1 years.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Operating	$816	$846
Short-term	67	159
Variable	22	33
Sublease income (a)	(48)	(49)
Total lease costs	$857	$989

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The remaining sublease term is 5.25 years.

The Company's future minimum lease payments as of December 31, 2025 were as follows (in thousands):

Fiscal year ending:
2026 (remaining)	$3,095
2027	3,591
2028	3,468
2029	3,582
2030	3,194
Thereafter	2,697
Total future lease payments	19,627
Less: imputed interest	(3,299)
Present value of future minimum lease payments	16,328
Less: current portion of operating lease liabilities	(3,129)
Long-term operating lease liabilities	$13,199
At December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were 5.2 years and 6.9%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$897	$968
Lease liabilities arising from obtaining right-of-use assets	—	1,377
Other lease information	$897	$2,345

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Billed receivables	$14,402	$16,394
Contract assets	21,440	22,000
Accounts receivable	$35,842	$38,394

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Prepaid licenses and other expenses	$2,250	$1,892
Prepaid insurance and benefits	620	1,015
Other receivables	673	1,111
Other current assets	$3,543	$4,018
Goodwill

There were no changes in goodwill for the three months ended December 31, 2025. The balance of goodwill was approximately $138.2 million as of December 31, 2025 and September 30, 2025.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Covenants-not-to-compete	637	637
Trade name	13,034	13,034
Backlog	37,249	37,249
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(55,507)	(52,665)
Covenants-not-to-compete	(522)	(506)
Trade name	(5,117)	(4,792)
Backlog	(15,644)	(14,714)
Total accumulated amortization	(76,790)	(72,677)
Intangible assets, net	$87,752	$91,865

Amortization expense was $4.1 million and $4.1 million for the three months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2026 (remaining)	$11,607
2027	14,694
2028	14,694
2029	13,734
2030	11,637
Thereafter	21,386
Total amortization expense	$87,752

The weighted-average remaining amortization period at December 31, 2025 is as follows:

Intangible assets	Weighted-Average Remaining Amortization Period
Customer contracts and related customer relationships	6.3 years
Backlog	6.1 years
Trade names	6.5 years
Covenants not to compete	5.6 years
Total	6.3 years

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Furniture and equipment	$1,192	$1,177
Computer equipment and software	4,241	4,217
Leasehold improvements	1,567	1,567
Total equipment and improvements	7,000	6,961
Less: accumulated depreciation	(5,873)	(5,687)
Equipment and improvements, net	$1,127	$1,274

Depreciation expense was $0.2 million and $0.2 million for the three months ended December 31, 2025 and 2024, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Accounts payable	$9,904	$12,299
Accrued benefits	1,397	1,214
Accrued workers' compensation insurance	638	750
Accrued bonus and incentive compensation	315	1,527
Accrued interest	463	474
Other accrued expenses	1,533	2,982
Accounts payable and accrued liabilities	$14,250	$19,246

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Accrued leave	$5,100	$8,112
Accrued payroll	712	3,701
Accrued payroll taxes	154	340
Accrued severance	30	—
Total accrued payroll	$5,996	$12,153

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	December 31,	September 30,
	2025	2025
Secured term loan	$123,500	$123,500
Secured revolving line of credit	13,101	8,067
Less: unamortized deferred financing costs	(3,126)	(3,534)
Net bank debt obligations	133,475	128,033
Less: current portion of debt obligations, net of deferred financing costs (a)	(17,425)	(8,067)
Long-term portion of debt obligations, net of deferred financing costs	$116,050	$119,966

As of December 31, 2025, we have satisfied quarterly minimum principal payments on our secured term loan through September 30, 2026.

(a) As of December 31, 2025, the current portion comprises term loan amortization of $5.9 million and the $13.1 million outstanding balance on the secured revolving line of credit, net of $1.6 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Interest expense (a)	$2,992	$3,685
Interest income (b)	(29)	(9)
Amortization of deferred financing costs (c)	433	457
Interest expense	$3,396	$4,133

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets is as follows (in millions):

	December 31, 2025		September 30, 2025
Arrangement	Loan Balance	Interest	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$123,500	SOFR[1] + 4.1%	$123,500	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$13,101	SOFR[1] + 4.1%	$8,067	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of December 31, 2025 and September 30, 2025 was 3.9% and 4.3% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") which has a notional amount of $74.0 million at December 31, 2025, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. Due to the immaterial difference between the floating and fixed rates, for the three months ended December 31, 2025, interest expense was minimally impacted by the interest rate swap.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds for future measurement periods and reduced the amount available under the revolving line of credit, as discussed in further detail below. The amendment was approved by the Company's Board of Directors and Executive Management and the credit facility lenders. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio ranging from 1.25:1.00 to 1.05:1.00 and (ii) a total leverage ratio not exceeding the ratio of 4.75:1.00 to 4.25:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of December 31, 2025.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amount is $19.0 million for fiscal year 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $123.5 million as of December 31, 2025. We have satisfied the mandatory principal payments through September 2026.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of December 31, 2025, we had unused borrowing capacity of $10.7 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $13.1 million outstanding balance at December 31, 2025. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $5.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2025, there were 0.5 million shares available for grant.

Stock-based compensation expense shown in the table below is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024
DLH employees (a)	$550	$13
Non-employee directors (b)	97	180
Total stock compensation expense	$647	$193

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 959,582 and 708,325 shares at December 31, 2025 and 2024, respectively. During the three months ended December 31, 2025 and 2024, the Company granted 427,046 and 312,906 shares of restricted stock units, respectively. During the three months ended December 31, 2025, 380,338 shares of the RSUs granted have performance-based vesting criteria and the remaining 46,708 shares have service-based vesting criteria. During the three months ended December 31, 2024, 156,453 shares of the RSUs granted have performance-based vesting criteria and the remaining 156,453 shares have service-based vesting criteria.

The RSUs granted were valued using the Monte Carlo Method, and will be amortized over the 3-year measurement period.

				Volatility
				50%
Grant Date	Performance Vesting Base	Performance Vesting Criteria	(Years)	Fair Value
December 17, 2025	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2028	3	$1.38
December 17, 2025	Stock price	Stock price is at least $12.62 per share average for the 30 days prior to the end of the performance period	3	$1.74
December 20, 2024	Revenue	Revenue increase at the end of the performance period as compared to the year ended September 30, 2027	3	$0.65
December 20, 2024	Stock price	Stock price is at least $23.04 per share average for the 30 days prior to the end of the performance period	3	$1.67
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 67,615 and 78,556 restricted stock units were issued and outstanding at December 31, 2025 and 2024, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	December 31,
	2025	2024
Unrecognized expense for DLH employees (a)	3,783	5,302
Unrecognized expense for non-employee directors	290	539
Total unrecognized expense	$4,073	$5,841

(a) On a weighted average basis, the unrecognized expense as of December 31, 2025 is expected to be recognized within the next 2.84 years.

Restricted stock unit activity for the three months ended December 31, 2025

	Performance Vesting	Service Vesting	Total
Outstanding, September 30, 2025	232,461	232,460	464,921
Granted	380,338	114,323	494,661
Vested	—	—	—
Cancelled	—	—	—
Outstanding, December 31, 2025	612,799	346,783	959,582

Stock option activity for the three months ended December 31, 2025

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2025	937	$9.65	5.4	$10
Granted	250	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Options outstanding, December 31, 2025	1,187	$8.85	6.30	$10
Vested and exercisable, December 31, 2025	902	$9.59	5.30	$10
Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	December 31,	September 30,
	2025	2025
Vested and exercisable	902	902
Unvested (a)	285	35
Options outstanding	1,187	937
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended
	December 31,
	2025	2024
Numerator:
Net (loss) income	$(1,324)	$1,115
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,493	14,386
Effect of dilutive securities:
Stock options and restricted stock	70	177
Denominator for diluted net income per share - weighted-average outstanding shares	14,563	14,563
Net (loss) income per share:
Basic	$(0.09)	$0.08
Diluted	$(0.09)	$0.08

10. Commitments and Contingencies

Contractual obligations as of December 31, 2025 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$136,601	$13,101	$23,750	$99,750	$—	$—	$—
Facility operating leases	19,627	3,095	3,591	3,468	3,582	3,194	2,697
Total contractual obligations	$156,228	$16,196	$27,341	$103,218	$3,582	$3,194	$2,697

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

11. Related Party Transactions

The Company has determined that for the three months ended December 31, 2025 and 2024, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2025, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward-looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this report include, among others, statements regarding benefits of acquisitions, estimates of future revenues, operating income, earnings, earnings per share, backlog, and cash flows. These statements reflect our belief and assumptions as to future events that may not prove to be accurate. Our actual results may differ materially from such forward-looking statements made in this report due to a variety of factors, including: the failure to achieve the anticipated benefits of any future acquisition (including anticipated future financial operating performance and results); the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations; the inability to retain employees and customers; contract awards in connection with re-competes for present business and/or competition for new business; our ability to manage our debt obligations; compliance with bank financial and other covenants; changes in client budgetary priorities; government contract procurement (such as bid and award protests, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; significant delays or reductions in appropriations for our programs and broader changes in U.S. government funding and spending patterns; legislation that amends or changes discretionary spending levels or budget priorities; legal, regulatory, and political changes from the federal government that could result in economic uncertainty; the impact of inflation and higher interest rates; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (44.4%), firm fixed price contracts (35.3%), and cost reimbursable contracts (20.3%).

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Three Months Ended
	December 31,
	2025		2024
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$34,630	50.3%	$41,948	46.2%
Department of Veterans Affairs	26,911	39.1%	34,099	37.6%
Department of Defense	7,226	10.5%	13,355	14.7%
Other customers with less than 10% share of total revenue	125	0.1%	1,380	1.5%
Total revenue	$68,892	100.0%	$90,782	100.0%

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

•CMOP pharmacy and logistic services represent approximately $26.9 million and $34.1 million of revenues for the quarter ended December 31, 2025 and 2024, respectively.

As previously disclosed, the VA issued solicitations for performance of the CMOP program under separate contracts for each of its eight locations, with the awards limited to service-disabled veteran owned small business (“SDVOSB”) prime contractors. As this ongoing acquisition evaluation is occurring, DLH was awarded a new sole-source Indefinite Quantity/Indefinite Delivery ("IDIQ") contract effective October 28, 2025. The IDIQ has ceiling value of $90.0 million, and a maximum ordering period through October 2026, with the potential for orders placed within that period to extend performance through April 2027. Depending on the timing of the acquisition process, revenue recognized under the IDIQ may be less than the awarded value.

During the quarter, we performed services at four CMOP locations. The VA made an award for one location, which transitioned to a new prime contractor on November 28, 2025. For the remaining three locations, the VA made two awards for additional locations, but that transition timing has not yet been established. Until the VA has completed its procurement and transition processes, we expect to continue providing pharmacy and logistics services at these locations. DLH intends to provide additional updates to the progression of these solicitations as a part of its regular quarterly and annual filings.

Backlog

At December 31, 2025, our backlog was approximately $517.4 million of which $124.0 million was funded backlog. At September 30, 2025, our backlog was approximately $514.3 million, of which $114.1 million was funded backlog.

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

Forward-Looking Business Trends

As we continue to align the Company’s capabilities with well-funded budget priorities and the current budgetary environment, we believe we are well positioned to win new business in our large addressable market. We are focused on increasing organic growth across our addressable market and delivering robust cash flow. We believe these priorities position the Company to expand within key national programs and mission-critical areas of health and national security. However, additional factors that could affect federal government spending in our addressable market include changes in set-asides for small businesses, changes in budgetary priorities associated with the new administration, and the effect of initiatives such as the Department of Government Efficiency ("DOGE"), on limiting or reducing federal government spending in general. Further, the changing priorities of the new administration may have an adverse impact on our results and, as such new priorities are implemented, it may be difficult for us to accurately predict the effect they will have on our results.

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

On November 12, 2025, Congress passed and the President signed an appropriations bill to fund certain agencies and extend funding at current levels for the remaining agencies through January 30, 2026. As Congress did not enact full-year appropriations or a continuing resolution by the expiration of that funding measure, a partial government shutdown commenced on January 31, 2026. The partial shutdown ended on February 3, 2026 when Congress passed and the President signed funding appropriations for five federal agencies, including DoD and HHS. A short-term continuing resolution providing two weeks of funding for the Department of Homeland Security (DHS) was included in the appropriations. The Company does not expect this to have a material impact on its operations and financial performance.

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

During the quarter ended December 31, 2025, we generated revenues of approximately $26.9 million from our set of contracts in support of the VA's CMOP program. As previously reported, the VA has been soliciting proposals for new contracts covering this work with a requirement for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. To date, the VA has awarded and completed the transition process for five locations to new SDVOSB prime contractors; the remaining three locations continue to be operated by DLH as the prime contractor. Should awards for the locations for which we have submitted a proposal be offered to a partner of DLH, we expect to continue to perform a significant amount of those contracts' volume of business as a subcontractor.

Results of Operations

The following table summarizes results of operations for the three months ended December 31, 2025 and 2024 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	December 31
Consolidated Statements of Operations:	2025		2024		Change
Revenue	$68,892	100.0%	$90,782	100.0%	$(21,890)
Cost of operations:
Contract costs	55,395	80.4%	72,771	80.2%	(17,376)
General and administrative costs	7,761	11.3%	8,067	8.9%	(306)
Depreciation and amortization	4,300	6.2%	4,307	4.7%	(7)
Total operating costs	67,456	97.9%	85,145	93.8%	(17,689)
Income from operations	1,436	2.1%	5,637	6.2%	(4,201)
Interest expenses	3,396	4.9%	4,133	4.7%	(737)
(Loss) income before provision for income taxes	(1,960)	(2.8)%	1,504	1.7%	(3,464)
Provision for income taxes (benefit) expense	(636)	(0.9)%	389	0.4%	(1,025)
Net (loss) income	$(1,324)	(1.9)%	$1,115	1.2%	$(2,439)
Net (loss) income per share
Basic	$(0.09)		$0.08		$(0.17)
Diluted	$(0.09)		$0.08		$(0.17)

Revenue

Revenue decreased $21.9 million for the three months ended December 31, 2025 over 2024, primarily reflecting the conversion of certain contracts in our contract portfolio to small business contractors.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $17.4 million for the three months ended December 31, 2025 over 2024; the decrease was primarily due to the decrease in revenue volume.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $0.3 million for the three months ended December 31, 2025 as compared to 2024. As a percentage of revenue, general and administrative costs increased to 11.3% from 8.9%, with the increase being primarily due to the decrease in revenue volume. Subsequent to the end of the quarter, we reduced general and administrative costs to align more closely with our expected revenue volume. The impact of the cost scaling initiatives is described in more detail in the Non-GAAP Financial Measures section.

For the three months ended December 31, 2025, depreciation and amortization expense were approximately $0.2 million and $4.1 million, respectively, which was flat as compared with the three months ended December 31, 2024, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.7 million for the three months ended December 31, 2025 over 2024, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Taxes (Benefit) Expense

Provision for income taxes decreased $1.0 million for the three months ended December 31, 2025 over 2024. The effective tax rate for the three months ended December 31, 2025 and 2024 was 32.5% and 25.9%, respectively. The increase in the effective tax rate compared to the prior year period was primarily attributable to state income taxes and changes in permanent differences, partially offset by the impact of federal tax legislation enacted in July 2025. The One Big Beautiful Bill Act modified the limitation on the deductibility of business interest expense. The Company’s tax provision for the current quarter reflects these changes, including a more favorable limitation on business interest expense under Section 163(j). The Company’s effective tax rate differs from the federal statutory rate of 21.0% primarily due to state income taxes and permanent differences, partially offset by the effects of the legislative changes described above.

Non-GAAP Financial Measures

The Company is presenting certain non-GAAP measures regarding its financial performance. The measures presented are Earnings Before Interest, Tax, Depreciation, and Amortization ("EBITDA") and Adjusted EBITDA. In calculating Adjusted EBITDA, we have added back to EBITDA certain costs associated with scaling indirect costs to revenue volume. These resulting measures present our financial performance compared to the results delivered in the prior year period.

On a non-GAAP basis, EBITDA for the three months ended December 31, 2025 and 2024 was approximately $5.7 million and $9.9 million and Adjusted EBITDA for such periods was $6.5 million and $9.9 million, respectively. The year over year decrease in both measures was primarily due to the decrease in revenue volume driven by conversion of certain VA and HHS contracts to small business contractors.

These non-GAAP measures of performance are used by management to conduct and evaluate its business during its review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We have prepared Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of ongoing operating performance due to their inherently unusual nature. We believe that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance.

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

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization and the costs associated with scaling general and administrative costs to revenue volume.

Below is a reconciliation of EBITDA and Adjusted EBITDA reported for the three months ended December 31, 2025 and 2024 to its most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	Change

EBITDA and Adjusted EBITDA
Net (loss) income	$(1,324)	$1,115	$(2,439)
Depreciation and amortization	4,300	4,307	(7)
Interest expense, net	3,396	4,133	(737)
Provision for income taxes (benefit) expense	(636)	389	(1,025)
EBITDA	$5,736	$9,944	$(4,208)
Cost scaling initiatives	808	—	808
Adjusted EBITDA	$6,544	$9,944	$(3,400)

Liquidity and capital management

Cash was approximately $0.3 million and $0.1 million for the period ended December 31, 2025 and September 30, 2025, respectively.

Available borrowings under our revolving credit facility was approximately $10.7 million and $23.6 million for the period ended December 31, 2025 and September 30, 2025, respectively. The decrease is primarily due the additional short-term revolving debt to fund prepayment of labor and payroll tax costs at December 31, 2025 due to banking holidays.

A summary of the change in cash is presented as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	Change
Net cash used in operating activities	$(4,770)	$(11,539)	$6,769
Net cash used in investing activities	(39)	(552)	513
Net cash provided by financing activities	4,941	12,199	(7,258)
Net change in cash	$132	$108	$24

Cash flows used in operating activities totaled approximately $(4.8) million and $(11.5) million for the three months ended December 31, 2025 and 2024, respectively. The increase in cash from operations was principally due to an increase in collections over the prior year period, which resulted in a reduction in our accounts receivable.

Cash used in investing activities totaled $0.0 million and $(0.6) million for the three months ended December 31, 2025 and 2024, respectively. The cash utilized was predominantly due to capital expenditures in the three months ended December 31, 2025 and 2024, respectively.

Cash provided by financing activities during the three months ended December 31, 2025 and 2024 were approximately $4.9 million and $12.2 million, respectively. The cash provided by financing activities was principally to satisfy short-term working capital needs for the three months ended December 31, 2025.

Sources of cash

As of December 31, 2025, our immediate sources of liquidity include cash of approximately $0.3 million, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $50.0 million, subject to certain conditions including eligible accounts receivable. As of this filing, we had unused borrowing capacity of $10.7 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended December 31, 2025 is as follows (in thousands):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$123,500	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$13,101	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of December 31, 2025 was 3.9%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which has a notional amount of $74.0 million at December 31, 2025, a fixed interest rate of 4.10% and a maturity date of January 31, 2026. As a result of entering these agreements, for the three months ended December 31, 2025, interest expense has been increased by approximately $0.0 million.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at December 31, 2025 of $13.1 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of December 31, 2025 are as follows (in thousands):

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
	Total	Months	Years	Years	Years
Debt obligations	$136,601	$19,038	$117,563	$—	$—
Facility operating leases	19,627	4,155	6,880	6,679	1,913
Total contractual obligations	$156,228	$23,193	$124,443	$6,679	$1,913

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Critical Accounting Policies and Estimates section in Part II, “Item 7. Management's Discussion of our Annual Report on Form 10-K for the year ended September 30, 2025. There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2025. For a detailed discussion on the application of accounting policies, refer to Note 2. Significant Accounting Policies.

Goodwill Impairment Testing

The qualitative assessment of goodwill at December 31, 2025 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management's assessment was that the market capitalization at the end of the 1st quarter was not indicative of the Company's fair value.

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

For the market-based methods, the Company used the average market capitalization over the current quarter with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2026 to estimate the Company's fair value. For the income-based method, the Company calculated its expected future cash flows. Those cash flows were then discounted to present value using a weighted average cost of capital. The weighted average of the three assessments indicated that the Company's fair value was greater than its book equity value.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. We have executed a set of floating-to-fixed interest rate swaps with a total notional amount of $74.0 million at December 31, 2025. The remaining balance of our debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $0.6 million per year. As of December 31, 2025, the interest rate on the floating interest rate debt was 8.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2025 and in our other reports filed with the SEC concerning the risks associated with our business, financial condition and results of operations. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, results of operations, financial condition or liquidity. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We believe that there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Employment Agreement with Zachary C. Parker dated September 26, 2025	8-K	October 2, 2025	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: February 09, 2026