Form 10-Q
period 2026-03-31
DLH Holdings Corp.
filed 2026-05-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,493,035 shares of Common Stock, par value $0.001 per share, were outstanding as of May 5, 2026.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue	$59,265	$89,212	$128,158	$179,994
Cost of operations:
Contract costs	47,490	71,594	102,885	144,365
General and administrative costs	7,530	8,238	15,291	16,305
Depreciation and amortization	4,300	4,265	8,600	8,572
Total operating costs	59,320	84,097	126,776	169,242
Income (loss) from operations	(55)	5,115	1,382	10,752
Interest expense, net	3,139	3,877	6,535	8,010
Income (loss) before provision for income taxes	(3,194)	1,238	(5,153)	2,742
Provision for income taxes (benefit)	(659)	360	(1,294)	750
Net income (loss)	$(2,535)	$878	$(3,859)	$1,992

Net income (loss) per share
Basic	$(0.17)	$0.06	$(0.27)	$0.14
Diluted	$(0.17)	$0.06	$(0.27)	$0.14
Weighted average common stock outstanding
Basic	14,493	14,386	14,493	14,386
Diluted	14,493	14,454	14,493	14,454

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	March 31, 2026	September 30, 2025
	Unaudited
ASSETS
Current assets:
Cash	$131	$125
Accounts receivable	33,642	38,394
Other current assets	3,013	4,018
Total current assets	36,786	42,537
Goodwill	138,161	138,161
Intangible assets, net	83,638	91,865
Operating lease right-of-use assets	7,760	8,764
Deferred income taxes, net	9,310	7,947
Equipment and improvements, net	942	1,274
Other long-term assets	115	115
Total assets	$276,712	$290,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,445	$19,246
Accrued payroll	7,181	12,153
Debt obligations - current, net of deferred financing costs	19,450	8,067
Operating lease liabilities - current	3,022	2,918
Other current liabilities	193	287
Total current liabilities	42,291	42,671
Long-term liabilities:
Debt obligations - long-term, net of deferred financing costs	110,511	119,966
Operating lease liabilities - long-term	12,595	14,022
Other long-term liabilities	1,045	1,046
Total long-term liabilities	124,151	135,034
Total liabilities	166,442	177,705
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,493 and 14,493 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	14	14
Additional paid-in capital	102,905	101,734
Retained earnings	7,351	11,210
Total shareholders’ equity	110,270	112,958
Total liabilities and shareholders' equity	$276,712	$290,663

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 31,
	2026	2025
Operating activities
Net income (loss)	$(3,859)	$1,992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,600	8,572
Amortization of deferred financing costs charged to interest expense	857	880
Stock-based compensation expense	1,264	725
Deferred income taxes, net	(1,363)	1,530
Changes in operating assets and liabilities:
Accounts receivable	4,752	(1,864)
Other assets	1,958	(638)
Accounts payable and accrued liabilities	(6,801)	(7,927)
Accrued payroll	(4,972)	(402)
Other liabilities	(1,420)	97
Net cash provided by (used in) operating activities	(984)	2,965
Investing activities
Purchase of equipment and improvements	(39)	(1)
Net cash used in investing activities	(39)	(1)
Financing activities
Proceeds from revolving line of credit	112,030	117,850
Repayments of revolving line of credit	(109,408)	(116,008)
Repayments of debt obligations	(1,500)	(4,750)
Payments of deferred financing costs	—	(202)
Payments for taxes related to net share settlement of restricted stock units	(93)	—
Net cash provided by (used in) financing activities	1,029	(3,110)
Net change in cash	6	(146)
Cash - beginning of period	125	342
Cash - end of period	$131	$196
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,276	$7,165
Cash paid during the period for income taxes	$724	$508
Supplemental disclosure of non-cash activity
Common stock surrendered for the settlement of restricted stock units	$93	$—
Lease liability recognized to acquire a right-of-use asset	$—	$1,377

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	14,493	$14	$102,288	$9,886	$112,188
Expense related to director restricted stock units	—	—	97	—	97
Expense related to employee stock-based compensation	—	—	520	—	520
Net loss	—	—	—	(2,535)	(2,535)
Balance at March 31, 2026	14,493	$14	$102,905	$7,351	$110,270

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2025	14,493	$14	$101,734	$11,210	$112,958
Expense related to director restricted stock units	—	—	193	—	193
Expense related to employee stock-based compensation	—	—	1,071	—	1,071
Common stock surrendered for the settlement of restricted stock units	—	—	(93)	—	(93)
Net loss	—	—	—	(3,859)	(3,859)
Balance at March 31, 2026	14,493	$14	$102,905	$7,351	$110,270

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	14,386	14	$100,463	$10,962	$111,439
Expense related to director restricted stock units	—	—	130	—	130
Expense related to employee stock-based compensation	—	—	402	—	402
Net income	—	—	—	878	878
Balance at March 31, 2025	14,386	$14	$100,995	$11,840	$112,849

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2024	14,386	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	309	—	309
Expense related to employee stock-based compensation	—	—	416	—	416
Net income	—	—	—	1,992	1,992
Balance at March 31, 2025	14,386	$14	$100,995	$11,840	$112,849

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2026

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

Operating results for the six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026 or any future period. Amounts as of March 31, 2026 and for the three and six months ended March 31, 2026 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the Securities and Exchange Commission on December 10, 2025.

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

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of March 31, 2026, operating leases for facilities and equipment have remaining lease terms of less than 9 months to 6.8 years.

Goodwill

The Company performs impairment evaluation at least annually at the end of the fiscal year and between annual tests whenever there is an indication of impairment. The assessment at March 31, 2026 indicated a triggering event had occurred requiring that the Company perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management then performed a series of quantitative assessments utilizing multiple evaluation methods. Those assessments included both market and income-based methods utilizing level 1 observable market data and level 3 estimates. Significant estimates in the market-based methods included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples and control premiums in estimating the fair value of the Company. For the market-based methods, the Company used the market capitalization with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2026 to estimate the Company's fair value. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used a weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired.

Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. There were no impairments during the prior year ended September 30, 2025.

Income Tax

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2026 or September 30, 2025. We report interest and penalties as a component of provision for income taxes. During the six months ended March 31, 2026 and 2025, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either March 31, 2026 or September 30, 2025.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of March 31, 2026 and September 30, 2025, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of March 31, 2026 and September 30, 2025, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of March 31, 2026 and September 30, 2025, there was no indication of any global or economic impact to our industry.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. To enhance transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining undissected amounts. Entities must also disclose total selling expenses and define these annually. Effective for annual reporting periods beginning after December 15, 2026, and interim periods in 2027, the ASU allows prospective or retrospective application and permits early adoption. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Contract assets	$15,571	$22,000

Contract assets are included as part of accounts receivable on the consolidated balances sheets. The change from prior period is primarily due to reduced revenue volume. Contract liabilities had no balance as of March 31, 2026 and September 30, 2025.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Department of Health and Human Services	$32,495	$44,590	$67,125	$86,745
Department of Veterans Affairs	19,738	28,696	46,649	62,795
Department of Defense	6,830	14,711	14,056	28,066
Other	202	1,215	328	2,388
Total	$59,265	$89,212	$128,158	$179,994

Revenue by contract type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Time and Materials	$21,348	$46,339	$51,954	$95,741
Firm Fixed Price	23,957	23,291	48,245	46,529
Cost Reimbursable	13,960	19,582	27,959	37,724
Total	$59,265	$89,212	$128,158	$179,994

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Prime Contractor	$54,271	$81,755	$118,726	$164,859
Subcontractor	4,994	7,457	9,432	15,135
Total	$59,265	$89,212	$128,158	$179,994

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Operating lease right-of-use assets	$7,760	$8,764

Operating lease liabilities - current	$3,022	$2,918
Operating lease liabilities - long-term	12,595	14,022
Total operating lease liabilities	$15,617	$16,940

As of March 31, 2026, operating leases for facilities and equipment have remaining lease terms of less than 9 months to 6.8 years.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating	$810	$765	$1,626	$1,611
Short-term	83	214	150	373
Variable	25	28	47	62
Sublease income (a)	(48)	(48)	(96)	(97)
Total lease costs	$870	$959	$1,727	$1,949

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The remaining sublease term is 5 years.

The Company's future minimum lease payments as of March 31, 2026 were as follows (in thousands):

Fiscal year ending:
2026 (remaining)	$2,109
2027	3,591
2028	3,468
2029	3,582
2030	3,194
Thereafter	2,697
Total future lease payments	18,641
Less: imputed interest	(3,024)
Present value of future minimum lease payments	15,617
Less: current portion of operating lease liabilities	(3,022)
Long-term operating lease liabilities	$12,595
At March 31, 2026, the weighted-average remaining lease term and weighted-average discount rate were 5.1 years and 6.9%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$986	$982	$1,884	$1,950
Lease liabilities arising from obtaining right-of-use assets	—	—	—	1,377
Other lease information	$986	$982	$1,884	$3,327

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Billed receivables	$18,071	$16,394
Contract assets	15,571	22,000
Accounts receivable	$33,642	$38,394

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Prepaid licenses and other expenses	$2,309	$1,892
Prepaid insurance and benefits	32	1,015
Other receivables	672	1,111
Other current assets	$3,013	$4,018
Goodwill

There were no changes in goodwill for the six months ended March 31, 2026. The balance of goodwill was approximately $138.2 million as of March 31, 2026 and September 30, 2025.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Backlog	37,249	37,249
Trade name	13,034	13,034
Covenants-not-to-compete	637	637
Total intangible assets	164,542	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(58,349)	(52,665)
Backlog	(16,575)	(14,714)
Trade name	(5,443)	(4,792)
Covenants-not-to-compete	(537)	(506)
Total accumulated amortization	(80,904)	(72,677)
Intangible assets, net	$83,638	$91,865

Amortization expense was $4.1 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively, and $8.2 million and $8.2 million for the six months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2026 (remaining)	$7,493
2027	14,694
2028	14,694
2029	13,734
2030	11,637
Thereafter	21,386
Total amortization expense	$83,638

The weighted-average remaining amortization period at March 31, 2026 is as follows:

Intangible assets	Weighted-Average Remaining Amortization Period
Customer contracts and related customer relationships	6.1 years
Backlog	5.9 years
Trade names	6.3 years
Covenants not to compete	6.0 years
Total	6.1 years

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Furniture and equipment	$1,192	$1,177
Computer equipment and software	4,241	4,217
Leasehold improvements	1,567	1,567
Total equipment and improvements	7,000	6,961
Less: accumulated depreciation	(6,058)	(5,687)
Equipment and improvements, net	$942	$1,274

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and $0.4 million and $0.3 million for the six months ended March 31, 2026 and 2025, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Accounts payable	$9,432	$12,299
Accrued benefits	488	1,214
Accrued workers' compensation insurance	516	750
Accrued bonus and incentive compensation	616	1,527
Accrued interest	911	474
Other accrued expenses	482	2,982
Accounts payable and accrued liabilities	$12,445	$19,246

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Accrued leave	$4,352	$8,112
Accrued payroll	2,511	3,701
Accrued payroll taxes	270	340
Accrued severance	48	—
Total accrued payroll	$7,181	$12,153

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	March 31,	September 30,
	2026	2025
Secured term loan	$122,000	$123,500
Secured revolving line of credit	10,690	8,067
Less: unamortized deferred financing costs	(2,729)	(3,534)
Net bank debt obligations	129,961	128,033
Less: current portion of debt obligations, net of deferred financing costs (a)	(19,450)	(8,067)
Long-term portion of debt obligations, net of deferred financing costs	$110,511	$119,966

As of March 31, 2026, we have satisfied quarterly minimum principal payments on our secured term loan until December 31, 2026, and have made a partial payment toward the principal due as of that date.

(a) As of March 31, 2026, the current portion comprises term loan amortization of $10.4 million and the $10.7 million outstanding balance on the secured revolving line of credit, net of $1.6 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest expense (a)	$2,720	$3,486	$5,712	$7,172
Interest income (b)	(5)	(33)	(34)	(42)
Amortization of deferred financing costs (c)	424	424	857	880
Interest expense, net	$3,139	$3,877	$6,535	$8,010

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in millions):

	March 31, 2026		September 30, 2025
Arrangement	Loan Balance	Interest	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$122,000	SOFR[1] + 4.1%	$123,500	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$10,690	SOFR[1] + 4.1%	$8,067	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of March 31, 2026 and September 30, 2025 were 3.8% and 4.3% respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") that had an ending notional amount of $74.0 million and a fixed interest rate of 4.1%, which matured on January 31, 2026. As of March 31, 2026, no interest rate swaps were outstanding, and all debt is subject to floating interest rates.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds for future measurement periods and reduced the amount available under the revolving line of credit, as discussed in further detail below. The amendment was approved by the Company's Board of Directors and Executive Management and the credit facility lenders. The loan agreement also requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio ranging from 1.25:1.00 to 1.05:1.00 and (ii) a total leverage ratio not exceeding the ratio of 4.75:1.00 to 4.25:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes, if any, (iii) depreciation and amortization, and (iv) non-cash charges, losses or expenses, including stock-based compensation, and (v) non-recurring charges, losses or expenses to include transaction and non-cash equity expense. We are in compliance with all loan covenants and restrictions as of March 31, 2026.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amount is $19.0 million for the fiscal year 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $122.0 million as of March 31, 2026. We have satisfied the mandatory principal payments until December 2026.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of March 31, 2026, we had unused borrowing capacity of $9.7 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $10.7 million outstanding balance at March 31, 2026. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $5.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2026, there were 1.0 million shares available for grant under the 2025 Plan.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
DLH employees (a)	$520	$402	$1,071	$416
Non-employee directors	97	130	193	309
Total stock compensation expense	$617	$532	$1,264	$725

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 959,582 and 697,384 shares at March 31, 2026 and 2025, respectively.

No grants were awarded during the three months ended March 31, 2026 and 2025.

During the six months ended March 31, 2026 and 2025, the Company granted 427,046 and 312,906 shares of restricted stock units, respectively. Of the RSUs granted during the six months ended March 31, 2026, 380,338 shares have performance and market based vesting criteria and the remaining 46,708 shares have service-based vesting criteria. Of the RSUs granted during the six months ended March 31, 2025, 156,453 shares have performance and market based vesting criteria and the remaining 156,453 shares have service-based vesting criteria.

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
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 67,615 and 61,525 restricted stock units were issued and outstanding at March 31, 2026 and 2025, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	March 31,
	2026	2025
Unrecognized expense for DLH employees (a)	$3,955	$4,567
Unrecognized expense for non-employee directors	193	309
Total unrecognized expense	$4,148	$4,876

(a) On a weighted average basis, the unrecognized expense as of March 31, 2026 is expected to be recognized within the next 2.67 years.

Restricted stock unit activity for the six months ended March 31, 2026

	Performance Vesting	Service Vesting	Total
Outstanding, September 30, 2025	232,461	232,460	464,921
Granted	380,338	114,323	494,661
Vested	—	—	—
Cancelled	—	—	—
Outstanding, March 31, 2026	612,799	346,783	959,582
Stock option activity for the six months ended March 31, 2026

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2025	937	$9.65	5.6	$10
Granted	250	—	—	—
Exercised	—	—	—	—
Cancelled	(12)	11.66	—	—
Options outstanding, March 31, 2026	1,175	$8.82	6.1	$14
Vested and exercisable, March 31, 2026	890	$9.56	5.0	$14

Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	March 31,	September 30,
	2026	2025
Vested and exercisable	890	902
Unvested (a)	285	35
Options outstanding	1,175	937
(a) Certain awards vest upon satisfaction of certain performance criteria.

9. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities, unless such effect is anti-dilutive. Diluted earnings per share is calculated using the treasury stock method.

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(2,535)	$878	$(3,859)	$1,992
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,493	14,386	14,493	14,386
Effect of dilutive securities:
Stock options and restricted stock (a)	—	68	—	68
Denominator for diluted net income per share - weighted-average outstanding shares	14,493	14,454	14,493	14,454
Net income (loss) per share:
Basic	$(0.17)	$0.06	$(0.27)	$0.14
Diluted	$(0.17)	$0.06	$(0.27)	$0.14

(a) For the three and six months ended March 31, 2026, stock options and restricted stock units representing approximately 70 thousand shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

10. Commitments and Contingencies

Contractual obligations as of March 31, 2026 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$132,690	$10,690	$22,250	$99,750	$—	$—	$—
Facility operating leases	18,641	2,109	3,591	3,468	3,582	3,194	2,697
Total contractual obligations	$151,331	$12,799	$25,841	$103,218	$3,582	$3,194	$2,697

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

11. Related Party Transactions

The Company has determined that for the six months ended March 31, 2026 and 2025, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (40.6%), firm fixed price contracts (37.6%), and cost reimbursable contracts (21.8%).

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

IT modernization and cyber security maturity are priority initiatives throughout our customer set. Our customers, including numerous institutes and centers within the National Institutes of Health ("NIH"), the Defense Health Agency ("DHA"), The U.S. Army Institute of Surgical Research ("USAISR"), and US Navy, rely on our information technology support to enable their vital missions. We work with these customers to reduce risk and build resilience to cyber and physical threats to the federal government’s infrastructure, providing the full spectrum of cyber capabilities, cryptographic and true cyber engineering,

Certified Information Security Officer ("CISO") / Information System Security Officer ("ISSO") support, risk management frameworks, Continuity of Operations ("COOP") / Disaster Recovery, services under Cybersecurity Maturity Model Certification ("CMMC") Level 2, and enterprise infrastructure and cloud governance focused on designing and implementing zero trust architecture.

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

Our employees support innovative, cutting-edge research on emerging trends, health informatics analyses, and the application of best practices including mobile, social, and interactive media. We leverage evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. Projects often involve highly specialized expertise and transformative R&D support services. Our decades of experience designing, conducting, and analyzing studies for our diverse customer base, and our full-service clinical research solutions are designed for each customer’s specific research and development program. Our employees provide expert knowledge and experience that supports the missions of our customers' mission.

System Engineering and Integration

Our employees specialize in delivering engineering solutions that support our customers' evolving needs by rapidly deploying resources, solutions, and services. This includes specialized engineering expertise, encompassing areas of Command, Control, Communications, Computers, Cyber-Defense, Combat Systems, and Intelligence, Surveillance, and Reconnaissance ("C6ISR"), modeling, simulation & training, performance based logistics, system modernization, technology-enabled health solutions and software engineering on behalf of the US Navy, HHS, VA, and other federal customers.

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Six Months Ended
	March 31,
	2026		2025
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$67,125	52.4%	$86,745	48.2%
Department of Veterans Affairs	46,649	36.3%	62,795	34.9%
Department of Defense	14,056	11.0%	28,066	15.6%
Other customers with less than 10% share of total revenue	328	0.3%	2,388	1.3%
Total revenue	$128,158	100.0%	$179,994	100.0%

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

•CMOP pharmacy and logistic services represent approximately $19.7 million and $28.7 million of revenues for the three months ended March 31, 2026 and 2025, respectively, and $46.6 million and $62.8 million of revenues for the six months ended March 31, 2026 and 2025, respectively.

As previously reported, the VA has been soliciting proposals for new contracts covering this work with a requirement for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. At the start of the second quarter, DLH performed services at three CMOP locations. During the quarter, one site transitioned to a SDVOSB prime contractor at the end of February 2026. Regarding the remaining two locations, one transitioned at the end of April and the other is expected to transition at the end of May 2026.

Backlog

At March 31, 2026, our backlog was approximately $442.4 million of which $75.0 million was funded backlog. At September 30, 2025, our backlog was approximately $514.3 million, of which $114.1 million was funded backlog.

We define backlog as our estimate of remaining future revenue from existing signed contracts, assuming the exercise of all options relating to such contracts. Included in backlog are executed standalone contracts, single award IDIQ contracts, and task orders procured under multi-award IDIQ contracts.

We define funded backlog as the portion of backlog for which funding is appropriated and allocated to the contract by the customer and authorized for payment by the customer, once specified work is completed. Funded backlog does not include the full contract value as customers often allocate funding for contracts on a yearly or quarterly basis.

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

Federal budget outlook for fiscal year 2026:

The U.S. budget and regulatory landscape remains uncertain, and this uncertainty is expected to continue. While full-year appropriations have been enacted for a significant portion of federal agencies, the Company’s performance continues to depend on overall federal spending levels and the extent to which its capabilities align with government priorities. The administration is reviewing agency spending to improve efficiency and productivity, which has resulted in contract reductions, cancellations, and price renegotiations for the Company. Ongoing and future reviews may lead to additional adjustments or cost reduction mandates.

On November 12, 2025, Congress passed and the President signed an appropriations bill to fund certain agencies and extend funding at current levels for the remaining agencies through January 30, 2026. On February 3, 2026, Congress passed and the President signed appropriations for the remainder of the government fiscal year. These appropriations covered nearly all major departments and agencies, including the HHS, VA, and DoD.

Although broader funding disruptions were partially addressed in early February 2026, funding for the Department of Homeland Security has remained subject to continued uncertainty, and full-year appropriations for the Department have not yet been enacted, resulting in ongoing funding instability for that department. With minimal revenue generated from that department, we do not expect a significant impact from this budgetary instability.

In April 2026, the Administration released its proposed fiscal year 2027 budget, reflecting a continued emphasis on higher defense spending relative to previous levels. These increases in defense and national security funding are partially offset by reductions in certain civilian agency spending. While the Administration's budget provides insight into their policy initiatives and spending priorities, the federal budget is subject to Congressional appropriations authority.

The Company closely monitors federal budget, legislative, and contracting developments to adapt its strategies accordingly. While defense and national security spending continue to receive bipartisan support amid ongoing global tensions, uncertainty remains regarding future budget priorities, funding levels, and the potential for further legislative or administrative actions affecting federal spending.

We continue to align the Company’s capabilities with well-funded budget priorities and maintain a competitive cost structure in line with expectations of future business opportunities. Based on these actions and the current budgetary environment, we believe the Company is well positioned to continue winning new business within its addressable market. The Company does not expect the funding disruptions described above to have a material impact on its operations or financial performance.

Potential impact of federal contractual set-aside laws and regulations:

The Federal government has an overall goal of 23% of prime contracts flowing through small businesses and various agencies within the federal government have policies that support small business goals. The effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth. In these cases, the Company may elect to join a team with an eligible contractor as prime for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations

The following table summarizes results of operations for the three months ended March 31, 2026 and 2025 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	March 31,
Consolidated Statements of Operations:	2026		2025		Change
Revenue	$59,265	100.0%	$89,212	100.0%	$(29,947)
Cost of operations:
Contract costs	47,490	80.1%	71,594	80.3%	(24,104)
General and administrative costs	7,530	12.7%	8,238	9.2%	(708)
Depreciation and amortization	4,300	7.3%	4,265	4.8%	35
Total operating costs	59,320	100.1%	84,097	94.3%	(24,777)
Income (loss) from operations	(55)	(0.1)%	5,115	5.7%	(5,170)
Interest expense, net	3,139	5.3%	3,877	4.3%	(738)
Income (loss) before provision for income taxes	(3,194)	(5.4)%	1,238	1.4%	(4,432)
Provision for income taxes (benefit)	(659)	(1.1)%	360	0.4%	(1,019)
Net income (loss)	$(2,535)	(4.2)%	$878	1.0%	$(3,413)
Net income (loss) per share
Basic	$(0.17)		$0.06		$(0.23)
Diluted	$(0.17)		$0.06		$(0.23)

Revenue

Revenue decreased $29.9 million for the three months ended March 31, 2026 over 2025, primarily reflecting the conversion of certain contracts in our contract portfolio to small business contractors across our customer base.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $24.1 million for the three months ended March 31, 2026 over 2025; the decrease was primarily due to the decrease in revenue volume.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $0.7 million for the three months ended March 31, 2026 as compared to 2025. As a percentage of revenue, general and administrative costs increased to 12.7% from 9.2%, primarily due to the decrease in revenue volume. During the quarter, we made additional reductions to general and administrative costs to align more closely with our expected revenue volume. The impact of the cost scaling initiatives is described in more detail in the Non-GAAP Financial Measures section.

For the three months ended March 31, 2026, depreciation and amortization expense were approximately $0.2 million and $4.1 million, respectively, as compared to approximately $0.2 million and $4.1 million for the three months ended March 31, 2025, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.7 million for the three months ended March 31, 2026 over 2025, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Taxes (Benefit)

Provision for income taxes decreased $1.0 million for the three months ended March 31, 2026 over 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 was 20.6% and 29.1%, respectively. The decrease in the effective tax rate compared to the prior year period was primarily attributable to the Company’s pre-tax loss in the current period, which increased the relative impact of state income taxes and permanent differences. Permanent differences primarily consist of non-deductible expenses, including stock-based compensation, executive compensation limitations under Section 162(m), and other non-deductible items, which do not provide a corresponding tax benefit in a loss position. The Company’s effective tax rate differs from the federal statutory rate of 21.0% primarily due to state income taxes and permanent differences, partially offset by the impact of federal tax legislation enacted in July 2025.

The following table summarizes results of operations for the six months ended March 31, 2026 and 2025 (in thousands except for per share amounts, and percentage of revenue):

	Six Months Ended
	March 31,
Consolidated Statements of Operations:	2026		2025		Change
Revenue	$128,158	100.0%	$179,994	100.0%	$(51,836)
Cost of operations:
Contract costs	102,885	80.3%	144,365	80.2%	(41,480)
General and administrative costs	15,291	11.9%	16,305	9.1%	(1,014)
Depreciation and amortization	8,600	6.7%	8,572	4.8%	28
Total operating costs	126,776	98.9%	169,242	94.0%	(42,466)
Income (loss) from operations	1,382	1.1%	10,752	6.0%	(9,370)
Interest expense, net	6,535	5.1%	8,010	4.5%	(1,475)
Income (loss) before provision for income taxes	(5,153)	(4.0)%	2,742	1.5%	(7,895)
Provision for income taxes (benefit)	(1,294)	(1.0)%	750	0.4%	(2,044)
Net income (loss)	$(3,859)	(3.0)%	$1,992	1.1%	$(5,851)
Net income (loss) per share
Basic	$(0.27)		$0.14		$(0.41)
Diluted	$(0.27)		$0.14		$(0.41)

Revenue

Revenue decreased $51.8 million for the six months ended March 31, 2026 over 2025, primarily reflecting the conversion of certain contracts in our contract portfolio to small business contractors.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $41.5 million for the six months ended March 31, 2026 and 2025. The decrease was primarily due to the decrease in revenue volume.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $1.0 million for the six months ended March 31, 2026 over 2025. As a percentage of revenue, general and administrative costs increased to 11.9% from 9.1%, with the increase being primarily due to the change in revenue volume. During the quarter, we made additional reductions to general and administrative costs to align more closely with our expected revenue volume. The impact of the cost scaling initiatives is described in more detail in the Non-GAAP Financial Measures section.

For the six months ended March 31, 2026, depreciation and amortization expense were approximately $0.4 million and $8.2 million, respectively, as compared to approximately $0.3 million and $8.2 million for the six months ended March 31, 2025, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $1.5 million for six months ended March 31, 2026 over 2025, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Taxes (Benefit)

Provision for income taxes decreased $2.0 million for the six months ended March 31, 2026 over 2025. The effective tax rate for the six months ended March 31, 2026 and 2025 was 25.2% and 27.4%, respectively.

Non-GAAP Financial Measures

The Company is presenting certain non-GAAP measures regarding its financial performance. The measures presented are Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), Adjusted EBITDA, and Adjusted Income from Operations. Adjusted EBITDA is calculated by excluding from EBITDA certain costs associated with scaling indirect costs to revenue volume and Adjusted Income from Operations is calculated by excluding such costs associated with scaling indirect costs to revenue volume from Income from Operations. These resulting measures present our financial performance compared to the results delivered in the prior year period.

On a non-GAAP basis, EBITDA for the six months ended March 31, 2026 and 2025 was approximately $10.0 million and $19.3 million, and Adjusted EBITDA for such periods was $11.9 million and $19.3 million, respectively. On a non-GAAP basis, Adjusted Income from Operations for the six months ended March 31, 2026 and 2025 was approximately $3.3 million and $10.8 million, respectively. The year over year decrease in the foregoing measures was primarily due to the decrease in revenue volume driven by conversion of certain VA and HHS contracts to small business contractors.

These non-GAAP measures of performance are used by management to conduct and evaluate its business during its review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections, and measure management performance. We have prepared Adjusted Income from Operations and Adjusted EBITDA to eliminate the impact of cost scaling initiatives that we do not consider indicative of our ongoing operating performance due to their inherently unusual nature. We believe that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance.

These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Income from Operations, EBITDA, and Adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance investors should (i) evaluate each adjustment in our reconciliation to the nearest GAAP financial measures and (ii) use these non-GAAP measures in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP. We have defined these non-GAAP measures as follows:

“Adjusted Income from Operations” represents income from operations before the costs associated with scaling general and administrative costs to revenue volume, referred to below as “Cost scaling initiatives”.

"EBITDA" represents net income before income taxes, interest, depreciation and amortization.

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization and the costs associated with scaling general and administrative costs to revenue volume.

Below is a reconciliation of Adjusted Income from Operations, EBITDA, and Adjusted EBITDA reported for the three months ended March 31, 2026 and 2025 to its most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2026	2025	Change	2026	2025	Change
Adjusted Income from Operations
Income (loss) from Operations	$(55)	$5,115	$(5,170)	$1,382	$10,752	$(9,370)
Cost scaling initiatives⁽¹⁾	1,082	—	1,082	1,890	—	1,890
Adjusted Income from Operations	$1,027	$5,115	$(4,088)	$3,272	$10,752	$(7,480)

EBITDA and Adjusted EBITDA
Net income (loss)	$(2,535)	$878	$(3,413)	$(3,859)	$1,992	$(5,851)
Depreciation and amortization	4,300	4,265	35	8,600	8,572	28
Interest expense, net	3,139	3,877	(738)	6,535	8,010	(1,475)
Provision for income taxes (benefit)	(659)	360	(1,019)	(1,294)	750	(2,044)
EBITDA	$4,245	$9,380	$(5,135)	$9,982	$19,324	$(9,342)
Cost scaling initiatives⁽¹⁾	1,082	—	1,082	1,890	—	1,890
Adjusted EBITDA	$5,327	$9,380	$(4,053)	$11,872	$19,324	$(7,452)
(1) Cost scaling initiatives consist of expenses incurred by the Company in scaling its business to align with its current contract volume resulting from the previously disclosed conversion of programs for which the Company previously served as prime contractor to small business contractors.

Liquidity and capital management

Cash was approximately $0.1 million and $0.1 million as of March 31, 2026 and September 30, 2025, respectively.

Available borrowings under our revolving credit facility was approximately $9.7 million and $23.6 million for the periods ended March 31, 2026 and September 30, 2025, respectively. The decrease is primarily due to a lower outstanding receivables balance at March 31, 2026.

A summary of the change in cash is presented as follows (in thousands):

	Six Months Ended
	March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$(984)	$2,965	$(3,949)
Net cash used in investing activities	(39)	(1)	(38)
Net cash provided by (used in) financing activities	1,029	(3,110)	4,139
Net change in cash	$6	$(146)	$152

Cash flows provided by (used in) operating activities totaled approximately $(1.0) million and $3.0 million for the six months ended March 31, 2026 and 2025, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in revenue volume as compared to the prior year.

Cash used in investing activities totaled $39.0 thousand and $1.0 thousand for the six months ended March 31, 2026 and 2025, respectively. The cash utilized was predominantly due to capital expenditures in the six months ended March 31, 2026 and 2025, respectively.

Cash provided by (used in) financing activities during the six months ended March 31, 2026 and 2025 were approximately $1.0 million and $(3.1) million, respectively. The cash provided by financing activities was primarily driven by net borrowings on the revolving credit facility, partially offset by term debt prepayment.

Sources of cash

As of March 31, 2026, our immediate sources of liquidity include cash, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $50.0 million, subject to certain conditions including eligible accounts receivable. As of March 31, 2026, we had unused borrowing capacity of $9.7 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from profitable operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended March 31, 2026 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$122.0	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$10.7	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of March 31, 2026 was 3.8%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which had a notional amount of $74.0 million, and a fixed interest rate of 4.10%. The swap matured on January 31, 2026. As of March 31, 2026, no interest rate swaps were outstanding and all debt is subject to floating interest rates.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at March 31, 2026 of $10.7 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of March 31, 2026 are as follows (in thousands):

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
	Total	Months	Years	Years	Years
Debt obligations	$132,690	$21,065	$111,625	$—	$—
Facility operating leases	18,641	3,997	6,935	6,579	1,130
Total contractual obligations	$151,331	$25,062	$118,560	$6,579	$1,130

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

Goodwill Impairment Testing

The qualitative assessment of goodwill at March 31, 2026 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management's assessment was that the market capitalization at the end of the 2nd quarter was not indicative of the Company's fair value.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. The Company had floating-to-fixed a interest rate swap with a notional amount of $74.0 million, which matured on January 31, 2026. As of March 31, 2026, no interest rate swaps were outstanding and all debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $1.3 million per year. As of March 31, 2026, the interest rate on the floating interest rate debt was 7.9%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Amendment to 2025 Equity Incentive Plan	DEF 14A	January 28, 2026	Appendix A

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

99.1	Consent of Becker & Poliakoff, P.A. (refiled herewith to correct the hyperlink to Exhibit 23.3 to Form S-8 filed April 1, 2025)				X

99.2	Consent of Becker & Poliakoff, P.A. (refiled herewith to correct the hyperlink to Exhibit 23.2 to Form S-8 filed April 8, 2026)				X

99.3	Power of Attorney (refiled herewith to correct the hyperlink to Exhibit 24.1 to Form S-8 filed April 1, 2025)				X

99.4	Power of Attorney (refiled herewith to correct the hyperlink to Exhibit 24.1 to Form S-8 filed April 8, 2026)				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: May 06, 2026