Form 10-Q
period 2026-06-30
DLH Holdings Corp.
filed 2026-07-29
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Atlanta, GA 30305
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,493,035 shares of Common Stock, par value $0.001 per share, were outstanding as of July 28, 2026.

DLH HOLDINGS CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$44,225	$83,343	$172,383	$263,337
Cost of operations:
Contract costs	36,819	67,649	140,229	212,014
General and administrative costs	7,337	7,631	22,104	23,937
Depreciation and amortization	4,001	4,308	12,600	12,880
Total operating costs	48,157	79,588	174,933	248,831
Income (loss) from operations	(3,932)	3,755	(2,550)	14,506
Interest expense, net	3,082	3,540	9,617	11,549
Income (loss) before provision for income taxes	(7,014)	215	(12,167)	2,957
Provision for income taxes (benefit)	9,773	(74)	8,479	676
Net income (loss)	$(16,787)	$289	$(20,646)	$2,281

Net income (loss) per share
Basic	$(1.16)	$0.02	$(1.42)	$0.16
Diluted	$(1.16)	$0.02	$(1.42)	$0.16
Weighted average common stock outstanding
Basic	14,493	14,386	14,493	14,386
Diluted	14,493	14,450	14,493	14,458

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value of shares)

	June 30, 2026	September 30, 2025
	Unaudited
ASSETS
Current assets:
Cash	$235	$125
Accounts receivable	24,408	38,394
Other current assets	4,062	4,018
Total current assets	28,705	42,537
Goodwill	138,161	138,161
Intangible assets, net	79,818	91,865
Operating lease right-of-use assets	7,249	8,764
Deferred tax asset	—	7,947
Equipment and improvements, net	761	1,274
Other long-term assets	115	115
Total assets	$254,809	$290,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,398	$19,246
Accrued payroll	7,836	12,153
Debt obligations - current, net of deferred financing costs	21,372	8,067
Operating lease liabilities - current	2,872	2,918
Other current liabilities	57	287
Total current liabilities	42,535	42,671
Debt obligations - long-term, net of deferred financing costs	104,942	119,966
Operating lease liabilities - long-term	11,958	14,022
Deferred tax liability	1,111	—
Other long-term liabilities	999	1,046
Total liabilities	161,545	177,705
Shareholders' equity:
Common stock, $0.001 par value; 40,000 shares authorized; 14,493 and 14,493 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	14	14
Additional paid-in capital	102,686	101,734
Retained earnings (accumulated deficit)	(9,436)	11,210
Total shareholders’ equity	93,264	112,958
Total liabilities and shareholders' equity	$254,809	$290,663

 The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 30,
	2026	2025
Operating activities
Net income (loss)	$(20,646)	$2,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,600	12,880
Amortization of deferred financing costs charged to interest expense	1,291	1,309
Stock-based compensation expense	1,045	1,284
Deferred income taxes, net	9,058	1,437
Changes in operating assets and liabilities:
Accounts receivable	13,986	4,933
Other assets	1,438	(4,216)
Accounts payable and accrued liabilities	(8,848)	(11,614)
Accrued payroll	(4,317)	2,175
Other liabilities	(2,388)	2,067
Net cash provided by operating activities	3,219	12,536
Investing activities
Purchase of equipment and improvements	(39)	(213)
Net cash used in investing activities	(39)	(213)
Financing activities
Proceeds from revolving line of credit	154,580	172,056
Repayments of revolving line of credit	(148,898)	(170,075)
Repayments of secured term loan	(8,500)	(14,250)
Payments of deferred financing costs	(159)	(202)
Payments for taxes related to net share settlement of restricted stock units	(93)	—
Net cash used in financing activities	(3,070)	(12,471)
Net change in cash	110	(148)
Cash - beginning of period	125	342
Cash - end of period	$235	$194
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,952	$10,415
Cash paid during the period for income taxes	$779	$563
Supplemental disclosure of non-cash activity
Common stock surrendered for the settlement of restricted stock units	$93	$—
Lease liability recognized to acquire a right-of-use asset	$—	$4,187

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2026	14,493	$14	$102,905	$7,351	$110,270
Expense related to director restricted stock units	—	—	97	—	97
Expense related to employee stock-based compensation	—	—	(316)	—	(316)
Net loss	—	—	—	(16,787)	(16,787)
Balance at June 30, 2026	14,493	$14	$102,686	$(9,436)	$93,264

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2025	14,493	$14	$101,734	$11,210	$112,958
Expense related to director restricted stock units	—	—	290	—	290
Expense related to employee stock-based compensation	—	—	755	—	755
Common stock surrendered for the settlement of restricted stock units	—	—	(93)	—	(93)
Net loss	—	—	—	(20,646)	(20,646)
Balance at June 30, 2026	14,493	$14	$102,686	$(9,436)	$93,264

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2025	14,386	14	$100,995	$11,840	$112,849
Expense related to director restricted stock units	—	—	155	—	155
Expense related to employee stock-based compensation	—	—	405	—	405
Net income	—	—	—	289	289
Balance at June 30, 2025	14,386	$14	$101,555	$12,129	$113,698

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2024	14,386	$14	$100,270	$9,848	$110,132
Expense related to director restricted stock units	—	—	464	—	464
Expense related to employee stock-based compensation	—	—	821	—	821
Net income	—	—	—	2,281	2,281
Balance at June 30, 2025	14,386	$14	$101,555	$12,129	$113,698

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2026

1. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DLH Holdings Corp. and its wholly-owned subsidiaries ("DLH" or the "Company" and also referred to as "we," "us" and "our"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior year amounts have been reclassified to conform to the fiscal 2026 presentation. These reclassifications had no impact on the Company's reported total revenues, expenses, net income, current assets, total assets, current liabilities, total liabilities, stockholders' equity, or cash flows. No reclassifications of prior period balances were material to the unaudited consolidated financial statements.

Operating results for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026 or any future period. Amounts as of June 30, 2026 and for the three and nine months ended June 30, 2026 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the Securities and Exchange Commission on December 10, 2025.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant of these estimates and assumptions relate to estimating costs including overhead and its allocation, valuing and determining the amortization periods for long-lived intangible assets, evaluating the realizability of deferred tax assets, including the need for valuation allowances, interest rate swaps, stock-based compensation, goodwill, and right-of-use assets and lease liabilities. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations, and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates.

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

We consider a contract with a customer to exist when there is a commitment by both parties (customer and Company), payment terms are determinable, there is commercial substance, and collectability is probable in accordance with Accounting Standards Codification ("ASC") No. 606, "Revenue from Contracts with Customers" ("Topic 606").

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

Contract costs generally include direct costs such as labor, materials, subcontract costs, and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by various government audit agencies. Historically, our adjustments have not been material.

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

Right-of-use assets are measured at the present value of future minimum lease payments, including all probable renewals, plus lease payments made to the lessor before or at lease commencement and initial direct costs paid, less incentives received. Our right-of-use assets include long-term leases for facilities and equipment and are amortized over their respective lease terms.

Lease Liabilities

The Company has leases for facilities and office equipment. Our lease liabilities are recognized as the present value of the future minimum lease payments over the lease term. Our lease payments consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. The incremental borrowing rate on our secured term loan is used in determining the present value of future minimum lease payments. Some of our lease agreements include options to extend the lease term or terminate the lease. These options are accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. The Company does not have any finance leases. As of June 30, 2026, operating leases for facilities and equipment have remaining lease terms of less than 6 months to 6.6 years.

Goodwill

The Company performs impairment evaluation at least annually at the end of the fiscal year and between annual tests whenever there is an indication of impairment. The assessment at June 30, 2026 indicated a triggering event had occurred requiring that the Company perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management then performed a series of quantitative assessments utilizing multiple evaluation methods. Those assessments included both market and income-based methods utilizing level 1 observable market data and level 3 estimates. Significant estimates in the market-based methods included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples and control premiums in estimating the fair value of the Company. For the market-based methods, the Company used the market capitalization with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2026 to estimate the Company's fair value. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used a weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired.

Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. There were no impairments during the prior year ended September 30, 2025.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheets when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. During the three nine months ended June 30, 2026, we recognized a valuation allowance against our deferred tax assets of $10.4 million. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more likely than not that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2026 or September 30, 2025.

We report interest and penalties as a component of provision for income taxes. During the nine months ended June 30, 2026 and 2025, we recognized no interest and no penalties related to income taxes.

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

Accounts Receivable

Receivables include amounts billed and currently due from customers where the right to consideration is unconditional and amounts unbilled. Both billed and unbilled amounts are non-interest bearing, unsecured, and recognized at an estimated realizable value that includes costs and fees, and are generally expected to be billed and received within a single year. We evaluate our receivables for expected credit losses on a quarterly basis and determine whether an allowance for expected credit losses is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2026 or September 30, 2025.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. As of June 30, 2026 and September 30, 2025, the Company did not hold any treasury stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. As of June 30, 2026 and September 30, 2025, the Company has not issued any preferred stock.

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

Risks and Uncertainties

Management evaluates the impact of global markets and economic factors on our industry and the potential for adverse effects on the Company's consolidated financial position and its operations. As of June 30, 2026 and September 30, 2025, there was no indication of any global or economic impact to our industry.

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

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules requiring registrants to provide certain climate-related disclosures in their annual reports and registration statements. In May 2026, the SEC proposed rescinding these rules, and the proposal remains subject to a public comment process and further Commission action. The Company is monitoring these developments and evaluating the potential impact, if any, on its future disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. This guidance enhances transparency in financial reporting by requiring public business entities to disclose disaggregated information about expenses in their financial statements. The guidance mandates disclosure of specific cost components, such as inventory purchases, employee compensation, depreciation, and amortization, within relevant income statement expense captions, along with qualitative descriptions of any remaining other amounts. Entities must also disclose total selling expenses and define these annually. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively. We are currently evaluating the impacts of the improvements to our disclosure.

4. Revenue Recognition
The following table summarizes the contract balances recognized on the Company's consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Contract assets	$7,342	$22,000

Contract assets are included as part of accounts receivable on the consolidated balance sheets. The change from prior period is primarily due to reduced revenue volume. Contract liabilities had no balance as of June 30, 2026 and September 30, 2025.

Disaggregation of Revenue from Contracts with Customers

We disaggregate our revenue from contracts with customers by customer, contract type, as well as whether the Company acts as prime contractor or subcontractor. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables present our revenue disaggregated by these categories:

Revenue by customer was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Department of Health and Human Services	$31,255	$43,088	$98,381	$129,834
Department of Veterans Affairs	6,290	26,979	52,938	89,774
Department of Defense	6,610	12,722	20,666	40,788
Other	70	554	398	2,941
Total	$44,225	$83,343	$172,383	$263,337

Revenue by contract type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Time and Materials	$7,687	$42,438	$59,642	$138,178
Firm Fixed Price	21,939	22,559	70,184	69,088
Cost Reimbursable	14,599	18,346	42,557	56,071
Total	$44,225	$83,343	$172,383	$263,337

Revenue by whether the Company acts as a prime contractor or a subcontractor was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Prime Contractor	$38,798	$76,598	$157,524	$241,457
Subcontractor	5,427	6,745	14,859	21,880
Total	$44,225	$83,343	$172,383	$263,337

5. Leases

The following table summarizes lease balances presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Operating lease right-of-use assets	$7,249	$8,764

Operating lease liabilities - current	$2,872	$2,918
Operating lease liabilities - long-term	11,958	14,022
Total operating lease liabilities	$14,830	$16,940

As of June 30, 2026, operating leases for facilities and equipment have remaining lease terms of less than 6 months to 6.6 years.

Total lease costs for our leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating	$825	$860	$2,470	$2,471
Short-term	80	201	230	574
Variable	31	99	59	160
Sublease income (a)	(48)	(48)	(145)	(145)
Total lease costs	$888	$1,112	$2,614	$3,060

(a) The Company subleases a portion of one of its leased facilities. The sublease is classified as an operating lease with respect to the underlying asset. The remaining sublease term is 4.8 years.

The Company's future minimum lease payments as of June 30, 2026 were as follows (in thousands):

Fiscal year ending:
2026 (remaining)	$1,058
2027	3,591
2028	3,468
2029	3,582
2030	3,194
Thereafter	2,697
Total future lease payments	17,590
Less: imputed interest	(2,760)
Present value of future minimum lease payments	14,830
Less: current portion of operating lease liabilities	(2,872)
Long-term operating lease liabilities	$11,958
At June 30, 2026, the weighted-average remaining lease term and weighted-average discount rate were 4.8 years and 6.9%, respectively. The calculation of the weighted-average discount rate was determined based on borrowing terms from our secured term loan.

Other information related to our leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,051	$937	$2,935	$2,887
Lease liabilities arising from obtaining right-of-use assets	—	2,810	—	4,187

6. Supporting Financial Information

Accounts receivable

The following table summarizes accounts receivable presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Billed receivables	$17,066	$16,394
Contract assets	7,342	22,000
Accounts receivable	$24,408	$38,394

Other current assets

The following table summarizes other current assets presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Prepaid licenses and other expenses	$2,444	$1,892
Prepaid insurance and benefits	945	1,015
Other receivables	673	1,111
Other current assets	$4,062	$4,018
Goodwill

There were no changes in goodwill for the nine months ended June 30, 2026. The balance of goodwill was approximately $138.2 million as of June 30, 2026 and September 30, 2025.

Intangible assets

The following table summarizes intangible assets, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Intangible assets
Customer contracts and related customer relationships	$113,622	$113,622
Backlog	37,249	37,249
Trade name	12,517	13,034
Covenants-not-to-compete	157	637
Total intangible assets	163,545	164,542
Less: accumulated amortization
Customer contracts and related customer relationships	(60,914)	(52,665)
Backlog	(17,505)	(14,714)
Trade name	(5,243)	(4,792)
Covenants-not-to-compete	(65)	(506)
Total accumulated amortization	(83,727)	(72,677)
Intangible assets, net	$79,818	$91,865

Amortization expense was $3.8 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $12.3 million for the nine months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the estimated amortization expense per fiscal year was as follows (in thousands):

Fiscal year ending:
2026 (remaining)	$3,673
2027	14,694
2028	14,694
2029	13,734
2030	11,637
Thereafter	21,386
Total amortization expense	$79,818

The weighted-average remaining amortization period at June 30, 2026 is as follows:

Intangible assets	Weighted-Average Remaining Amortization Period
Customer contracts and related customer relationships	5.8 years
Backlog	5.7 years
Trade name	6.1 years
Covenants-not-to-compete	6.0 years
Total	5.8 years

Equipment and improvements, net

The following table summarizes equipment and improvements, net presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Furniture and equipment	$1,192	$1,177
Computer equipment and software	4,241	4,217
Leasehold improvements	1,567	1,567
Total equipment and improvements	7,000	6,961
Less: accumulated depreciation	(6,239)	(5,687)
Equipment and improvements, net	$761	$1,274

Depreciation expense was $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.5 million for the nine months ended June 30, 2026 and 2025, respectively.

Accounts payable and accrued liabilities

The following table summarizes accounts payable and accrued liabilities presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Accounts payable	$7,600	$12,299
Accrued benefits	518	1,214
Accrued bonus and incentive compensation	1,023	1,527
Accrued interest	895	474
Other accrued liabilities	362	3,732
Accounts payable and accrued liabilities	$10,398	$19,246

Accrued payroll

The following table summarizes accrued payroll presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Accrued leave	$3,611	$8,112
Accrued payroll	3,242	3,701
Accrued payroll taxes	306	340
Accrued severance	677	—
Total accrued payroll	$7,836	$12,153

Debt obligations

The following table summarizes debt obligations presented on our consolidated balance sheets as follows (in thousands):

	June 30,	September 30,
	2026	2025
Secured term loan	$115,000	$123,500
Secured revolving line of credit	13,749	8,067
Less: unamortized deferred financing costs	(2,435)	(3,534)
Net bank debt obligations	126,314	128,033
Less: current portion of debt obligations, net of deferred financing costs (a)	(21,372)	(8,067)
Long-term portion of debt obligations, net of deferred financing costs	$104,942	$119,966

As of June 30, 2026, we have satisfied quarterly minimum principal payments on our secured term loan until March 31, 2027, and have made a partial payment toward the principal due as of that date.

(a) As of June 30, 2026, the current portion comprises term loan amortization of $9.3 million and the $13.7 million outstanding balance on the secured revolving line of credit, net of $1.7 million of unamortized deferred financing costs.

Interest expense

The following table summarizes interest expense presented on our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense (a)	$2,660	$3,127	$8,373	$10,297
Interest income (b)	(12)	(15)	(47)	(57)
Amortization of deferred financing costs (c)	434	428	1,291	1,309
Interest expense, net	$3,082	$3,540	$9,617	$11,549

(a) Interest expense on borrowing.
(b) Interest earned from customer payments received after the due date.
(c) Amortization of expenses related to secured term loan and secured revolving line of credit.

Income Taxes

During the three months ended June 30, 2026, the Company recorded a noncash valuation allowance of approximately $10.4 million against its deferred tax assets. The deferred tax assets primarily related to net operating loss carryforwards and interest expense carryforwards, which have an indefinite life, as well as other deductible temporary differences. In assessing the realizability of its deferred tax assets, the Company considered all available positive and negative evidence. Based primarily on cumulative losses in recent periods, the Company concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance against its deferred tax assets. The valuation allowance was reflected as a component of income tax expense for the three and nine months ended June 30, 2026. The adjustment was noncash and did not result in a current-period cash income tax payment. The valuation allowance will be evaluated quarterly and may be reversed as the Company's conditions change.

7. Credit Facilities

A summary of our credit facilities as presented on our consolidated balance sheets as follows (in thousands):

	June 30, 2026		September 30, 2025
Arrangement	Loan Balance	Interest	Loan Balance	Interest
Secured term loan (a) due December 8, 2027	$115,000	SOFR[1] + 4.1%	$123,500	SOFR[1] + 4.1%
Secured revolving line of credit (b) due December 8, 2027	$13,749	SOFR[1] + 4.1%	$8,067	SOFR[1] + 4.1%
1Secured Overnight Financing Rate ("SOFR") as of June 30, 2026 and September 30, 2025 were 3.7% and 4.3%, respectively.
(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with First National Bank ("FNB") that had an ending notional amount of $74.0 million and a fixed interest rate of 4.1%, which matured on January 31, 2026. As of June 30, 2026, no interest rate swaps were outstanding, and all debt is subject to floating interest rates.

The Credit Agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. On November 6, 2024, the Company completed an amendment to its credit facility. The amendment modified certain financial covenants thresholds and reduced the amount available under the revolving line of credit. On June 11, 2026, the Company completed an amendment to its credit facility. The amendment modified certain definitions and financial covenants thresholds. The amendments were approved by the Company's Board of Directors, Executive Management, and the credit facility lenders.

As amended, the Credit Agreement requires us to comply with certain quarterly financial covenants including: (i) a minimum fixed charge coverage ratio ranging from 1.25:1.00 to 1.05:1.00 and (ii) a total leverage ratio not exceeding the ratio of 5.50:1.00 to 4.25:1.00 through maturity. The total leverage ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, (ii) provision for income taxes, if any, (iii) depreciation and amortization, (iv) non-cash charges, losses or expenses, including stock-based compensation, (v) non-recurring charges, losses or expenses including transaction and non-cash equity expense, (vi) fiscal 2026 losses, expenses, or non-cash charges arising from or related to the termination of a lease, (vii) cash restructuring charges, including termination costs, incurred during fiscal 2026, and (viii) up to $3.0 million of pro forma consolidated net Income attributable to material contract awards entered into following the amendment. We are in compliance with all loan covenants and restrictions as of June 30, 2026.

We are required to pay quarterly amortization payments, which commenced in December 2022. The annual amortization amount is $19.0 million for the fiscal year 2026, and $23.75 million for fiscal year 2027, with the remaining unpaid loan balance due at maturity in December 2027. The quarterly payments are equal installments. The outstanding principal balance on the secured term loan was $115.0 million as of June 30, 2026. We have satisfied the mandatory principal payments through December 2026 and partially satisfied the March 2027 payment.

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

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million; as of June 30, 2026, we had unused borrowing capacity of $5.0 million, which is net of outstanding letters of credit. Borrowing on the secured revolving line of credit is secured by liens on substantially all of the assets of the Company. The Company accessed funds from the secured revolving line of credit during the year, which had a $13.7 million outstanding balance at June 30, 2026. As part of the secured revolving line of credit, the lenders agreed to a sublimit of $5.0 million for letters of credit for the account of the Company, subject to applicable procedures.

8. Stock-Based Compensation and Equity Grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2026, there were 1.2 million shares available for grant under the 2025 Plan.

Stock-based compensation expense shown in the table below, is recorded in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
DLH employees (a)	$(316)	$405	$755	$821
Non-employee directors	97	155	290	464
Total stock compensation expense	$(219)	$560	$1,045	$1,285

(a) Included in this amount are equity grants of restricted stock units ("RSU") to Executive Officers, which were issued in accordance with the DLH long-term incentive compensation policy in this fiscal year, and stock option grants to employees during prior fiscal years. The RSUs issued and outstanding totaled 569,356 and 697,384 shares at June 30, 2026 and 2025, respectively. During the nine months ended June 30, 2026 and 2025, the Company granted 550,855 and 312,906 shares of restricted stock units, respectively. Of the RSUs granted during the nine months ended June 30, 2026, 380,338 shares have performance and market based vesting criteria and the remaining 170,517 shares have service-based vesting criteria. Of the 170,517 service-based RSUs granted during the nine months ended June 30, 2026, 123,809 restricted stock units were granted during three months ended June 30, 2026. Of the RSUs granted during the nine months ended June 30, 2025, 156,453 shares have performance and market based vesting criteria and the remaining 156,453 shares have service-based vesting criteria.

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
Notes:
Results based on 100,000 simulations

(b) Equity grants of RSUs were made in accordance with DLH compensation policy for non-employee directors and a total of 67,615 and 61,525 restricted stock units were issued and outstanding at June 30, 2026 and 2025, respectively. These grants have service-based vesting criteria and vest at the end of this fiscal year.

Unrecognized stock-based compensation expense

Unrecognized stock-based compensation expense is presented in the table below (in thousands):

	June 30,
	2026	2025
Unrecognized expense for DLH employees (a)	$3,525	$4,003
Unrecognized expense for non-employee directors	97	155
Total unrecognized expense	$3,622	$4,158

(a) On a weighted average basis, the unrecognized expense as of June 30, 2026 is expected to be recognized within the next 2.80 years.

Restricted stock unit activity for the nine months ended June 30, 2026:

	Performance Vesting	Service Vesting	Total
Outstanding, September 30, 2025	232,461	232,460	464,921
Granted	380,338	238,132	618,470
Vested	—	—	—
Cancelled	(514,035)	—	(514,035)
Outstanding, June 30, 2026	98,764	470,592	569,356

Stock option activity for the nine months ended June 30, 2026

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

			(in years)
			Weighted
		Weighted	Average	(in thousands)
	(in thousands)	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2025	937	$9.65	5.6	$10
Granted	250	5.86	5.2	—
Exercised	—	—	—	—
Cancelled	(92)	10.57	—	—
Options outstanding, June 30, 2026	1,095	$8.70	6.1	$—
Vested and exercisable, June 30, 2026	810	$9.48	4.7	$—

Stock option shares outstanding, vested and unvested balance as follows (in thousands):

	June 30,	September 30,
	2026	2025
Vested and exercisable	810	902
Unvested (a)	285	35
Options outstanding	1,095	937
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

Earnings per share information is presented in the table below (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(16,787)	$289	$(20,646)	$2,281
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	14,493	14,386	14,493	14,386
Effect of dilutive securities:
Stock options and restricted stock (a)	—	64	—	72
Denominator for diluted net income per share - weighted-average outstanding shares	14,493	14,450	14,493	14,458
Net income (loss) per share:
Basic	$(1.16)	$0.02	$(1.42)	$0.16
Diluted	$(1.16)	$0.02	$(1.42)	$0.16

(a) For the three and nine months ended June 30, 2026, stock options and restricted stock units representing approximately 68 thousand shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

10. Commitments and Contingencies

Contractual obligations as of June 30, 2026 are as follows (in thousands):

		Payments Due Per Fiscal Year
		(Remaining)
	Total	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$128,749	$13,749	$15,250	$99,750	$—	$—	$—
Facility operating leases	17,590	1,058	3,591	3,468	3,582	3,194	2,697
Total contractual obligations	$146,339	$14,807	$18,841	$103,218	$3,582	$3,194	$2,697

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

11. Related Party Transactions

The Company has determined that for the nine months ended June 30, 2026 and 2025, there were no significant related party transactions that have occurred which require disclosure through the date that these consolidated financial statements were issued.

12. Subsequent Events

Management has evaluated subsequent events through the date that the Company's unaudited consolidated financial statements were issued. Based on this evaluation, the Company identified the following subsequent event:

Subsequent to June 30, 2026, the Company entered into an 11-year lease agreement to replace leases that expire in December 2026. The lease has approximately 20,265 rentable square feet of office and lab space in Durham, North Carolina. The lease is expected to commence on January 1, 2027, unless an earlier commencement occurs pursuant to the terms of the lease agreement and represents a future contractual commitment of approximately $7.4 million in undiscounted base rent payments over the initial lease term. Given that the lease had not commenced as of June 30, 2026, no right-of-use asset or lease liability was recognized in the accompanying consolidated financial statements.

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

We deliver services primarily through prime contracts awarded by the federal government through competitive bidding processes. We have a diverse mix of contract vehicles with various agencies of the federal government, which supports our overall corporate growth strategy. Our revenue is distributed to time and materials contracts (34.6%), firm fixed price contracts (40.7%), and cost reimbursable contracts (24.7%).

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

Science Research and Development

We advance scientific knowledge and understanding through our extensive research portfolio and domain expertise. We primarily provide large-scale data analytics, testing and evaluation, clinical trials research services, and epidemiology studies to support multiple operating divisions within HHS, including NIH and the Centers for Disease Control and Prevention ("CDC"), as well as the Military Health System.

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

Systems Engineering and Integration

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

Major Customers
Our revenues are from agencies of the U.S. Federal government. A major customer is defined as a customer from whom we derive at least 10% of our revenues. The following table summarizes revenue by customer as follows (in thousands and percent):

	Nine Months Ended
	June 30,
	2026		2025
	Revenue	Percent of total revenue	Revenue	Percent of total revenue
Department of Health and Human Services	$98,381	57.1%	$129,834	49.3%
Department of Veterans Affairs	52,938	30.7%	89,774	34.1%
Department of Defense	20,666	12.0%	40,788	15.5%
Other customers with less than 10% share of total revenue	398	0.2%	2,941	1.1%
Total revenue	$172,383	100.0%	$263,337	100.0%

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

•CMOP pharmacy and logistic services represent approximately $6.3 million and $27.0 million of revenues for the three months ended June 30, 2026 and 2025, respectively, and $52.9 million and $89.8 million of revenues for the nine months ended June 30, 2026 and 2025, respectively.

As previously reported, the VA has been soliciting proposals for new contracts covering this work with a requirement for a Service-Disabled Veteran Owned Small Business, or SDVOSB, to perform as the prime contractor. At the start of the third quarter, DLH performed services at two CMOP locations, both of which transitioned to new contractors during the quarter.

Backlog

At June 30, 2026, our backlog was approximately $408.5 million of which $66.7 million was funded backlog. At September 30, 2025, our backlog was approximately $514.3 million, of which $114.1 million was funded backlog.

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

Forward-Looking Business Trends

As we continue to align the Company’s capabilities with well-funded budget priorities and the current budgetary environment, we believe we are well positioned to win new business in our large addressable market. We are focused on increasing organic growth across our addressable market and delivering robust cash flow. We believe these priorities position the Company to expand within key national programs and mission-critical areas of health and national security. However, additional factors that could affect federal government spending in our addressable market include changes in set-asides for small businesses, changes in budgetary priorities associated with the current administration, and the effect of initiatives aimed at improving governmental efficiency, on limiting or reducing federal government spending in general. Further, the changing priorities of the new administration may have an adverse impact on our results and, as such new priorities are implemented, it may be difficult for us to accurately predict the effect they will have on our results.

Federal budget outlook for fiscal year 2027:

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

Results of Operations

The following table summarizes results of operations for the three months ended June 30, 2026 and 2025 (in thousands except for per share amounts, and percentage of revenue):

	Three Months Ended
	June 30,
Consolidated Statements of Operations:	2026		2025		Change
Revenue	$44,225	100.0%	$83,343	100.0%	$(39,118)
Cost of operations:
Contract costs	36,819	83.3%	67,649	81.2%	(30,830)
General and administrative costs	7,337	16.6%	7,631	9.2%	(294)
Depreciation and amortization	4,001	9.0%	4,308	5.2%	(307)
Total operating costs	48,157	108.9%	79,588	95.5%	(31,431)
Income (loss) from operations	(3,932)	(8.9)%	3,755	4.5%	(7,687)
Interest expense, net	3,082	7.0%	3,540	4.2%	(458)
Income (loss) before provision for income taxes	(7,014)	(15.9)%	215	0.3%	(7,229)
Provision for income taxes (benefit)	9,773	22.1%	(74)	(0.1)%	9,847
Net income (loss)	$(16,787)	(38.0)%	$289	0.4%	$(17,076)
Net income (loss) per share
Basic	$(1.16)		$0.02		$(1.18)
Diluted	$(1.16)		$0.02		$(1.18)

Revenue

Revenue decreased $39.1 million for the three months ended June 30, 2026 over 2025, primarily reflecting the conversion of certain contracts in our contract portfolio to small business contractors across our customer base.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $30.8 million for the three months ended June 30, 2026 over 2025; the decrease was primarily due to the decrease in revenue volume.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $0.3 million for the three months ended June 30, 2026 as compared to 2025. As a percentage of revenue, general and administrative costs increased to 16.6% from 9.2%, primarily due to the decrease in revenue volume. During the quarter, we made additional reductions to general and administrative costs to align more closely with our expected revenue volume. The impact of the cost scaling initiatives is described in more detail in the Non-GAAP Financial Measures section.

For the three months ended June 30, 2026, depreciation and amortization expense were approximately $0.2 million and $3.8 million, respectively, as compared to approximately $0.2 million and $4.1 million for the three months ended June 30, 2025, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $0.5 million for the three months ended June 30, 2026 over 2025, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Taxes (Benefit)

Provision for income taxes increased by $9.8 million for the three months ended June 30, 2026 over 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was (139.4)% and (34.2)%, respectively. The Company's effective tax rate differed from the federal statutory rate of 21.0% for the current period, primarily due to the establishment of a valuation allowance against deferred tax assets. During the current period, the Company concluded that it is more likely than not that its deferred tax assets would not be realized based primarily on cumulative losses in recent periods. The effective tax rate was also impacted by state income taxes and permanent differences. See Note 6. Supporting Financial Information, Income Taxes, for additional information regarding the valuation allowance.

The following table summarizes results of operations for the nine months ended June 30, 2026 and 2025 (in thousands except for per share amounts, and percentage of revenue):

	Nine Months Ended
	June 30,
Consolidated Statements of Operations:	2026		2025		Change
Revenue	$172,383	100.0%	$263,337	100.0%	$(90,954)
Cost of operations:
Contract costs	140,229	81.3%	212,014	80.5%	(71,785)
General and administrative costs	22,104	12.8%	23,937	9.1%	(1,833)
Depreciation and amortization	12,600	7.3%	12,880	4.9%	(280)
Total operating costs	174,933	101.5%	248,831	94.5%	(73,898)
Income (loss) from operations	(2,550)	(1.5)%	14,506	5.5%	(17,056)
Interest expense, net	9,617	5.6%	11,549	4.4%	(1,932)
Income (loss) before provision for income taxes	(12,167)	(7.1)%	2,957	1.1%	(15,124)
Provision for income taxes (benefit)	8,479	4.9%	676	0.3%	7,803
Net income (loss)	$(20,646)	(12.0)%	$2,281	0.9%	$(22,927)
Net income (loss) per share
Basic	$(1.42)		$0.16		$(1.58)
Diluted	$(1.42)		$0.16		$(1.58)

Revenue

Revenue decreased $91.0 million for the nine months ended June 30, 2026 over 2025, primarily reflecting the conversion of certain contracts in our contract portfolio to small business contractors.

Cost of Operations

Contract costs primarily include the costs associated with providing services to our customers. These costs are generally comprised of direct labor and associated fringe benefit costs, subcontract cost, other direct costs, and the related management and infrastructure costs. Contract costs decreased $71.8 million for the nine months ended June 30, 2026 over 2025. The decrease was primarily due to the decrease in revenue volume.

General and administrative costs are for those employees not directly providing services to our customers, to include but not limited to executive management, business development, accounting, and human resources. These costs decreased $1.8 million for the nine months ended June 30, 2026 over 2025. As a percentage of revenue, general and administrative costs increased to 12.8% from 9.1%, with the increase being primarily due to the change in revenue volume. During the quarter ended June 30,

2026, we made additional reductions to general and administrative costs to align more closely with our expected revenue volume. The impact of the cost scaling initiatives is described in more detail in the Non-GAAP Financial Measures section.

For the nine months ended June 30, 2026, depreciation and amortization expense were approximately $0.6 million and $12.0 million, respectively, as compared to approximately $0.5 million and $12.3 million for the nine months ended June 30, 2025, respectively.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations. Interest expense decreased $1.9 million for nine months ended June 30, 2026 over 2025, primarily due to the prepayment of debt and a decrease in the floating interest rate.

Provision for Income Taxes (Benefit)

Provision for income taxes increased by $7.8 million for the nine months ended June 30, 2026 over 2025. The effective tax rate for the nine months ended June 30, 2026 and 2025 was (69.7)% and 23.0%, respectively. The Company's effective tax rate differed from the federal statutory rate of 21.0% for the current period, primarily due to the establishment of a valuation allowance against deferred tax assets. During the current period, the Company concluded that it is more likely than not that its deferred tax assets would not be realized based primarily on cumulative losses in recent periods. The effective tax rate was also impacted by state income taxes and permanent differences. See Note 6. Supporting Financial Information, Income Taxes, for additional information regarding the valuation allowance.

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

On a non-GAAP basis, EBITDA for the nine months ended June 30, 2026 and 2025 was approximately $10.1 million and $27.4 million, and Adjusted EBITDA for such periods was $15.2 million and $27.4 million, respectively. On a non-GAAP basis, Adjusted Income from Operations for the nine months ended June 30, 2026 and 2025 was approximately $2.6 million and $14.5 million, respectively. The year over year decrease in the foregoing measures primarily reflects the conversion of certain contracts in our contract portfolio to small business contractors across our customer base.

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

“Adjusted Income from Operations” represents income from operations before the costs associated with scaling indirect expenses within contract and general and administrative costs to revenue volume, referred to below as “Cost scaling initiatives”.

"EBITDA" represents net income before income taxes, interest, depreciation and amortization.

“Adjusted EBITDA” represents net income before income taxes, interest, depreciation and amortization, and the costs associated with scaling general and administrative costs to revenue volume.

Below is a reconciliation of Adjusted Income from Operations, EBITDA, and Adjusted EBITDA reported for the three months ended June 30, 2026 and 2025 to its most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Adjusted Income (Loss) from Operations
Income (Loss) from Operations	$(3,932)	$3,755	$(7,687)	$(2,550)	$14,506	$(17,056)
Cost scaling initiatives⁽¹⁾	3,283	—	3,283	5,174	—	5,174
Adjusted Income (Loss) from Operations	$(649)	$3,755	$(4,404)	$2,624	$14,506	$(11,882)

EBITDA and Adjusted EBITDA
Net income (loss)	$(16,787)	$289	$(17,076)	$(20,646)	$2,281	$(22,927)
Depreciation and amortization	4,001	4,308	(307)	12,600	12,880	(280)
Interest expense, net	3,082	3,540	(458)	9,617	11,549	(1,932)
Provision for income taxes (benefit)	9,773	(74)	9,847	8,479	676	7,803
EBITDA	$69	$8,063	$(7,994)	$10,050	$27,386	$(17,336)
Cost scaling initiatives⁽¹⁾	3,283	—	3,283	5,174	—	5,174
Adjusted EBITDA	$3,352	$8,063	$(4,711)	$15,224	$27,386	$(12,162)
(1) Cost scaling initiatives represent expenses the Company has incurred as it scales its operations to align with its current contract volume, driven by the previously disclosed transition of programs from the Company's role as prime contractor to small business contractors. These costs are reported within the contract costs and general and administrative line items.

Liquidity and capital management

Cash was approximately $0.2 million and $0.1 million as of June 30, 2026 and September 30, 2025, respectively.

Available borrowings under our revolving credit facility were approximately $5.0 million and $23.6 million for the periods ended June 30, 2026 and September 30, 2025, respectively. The decrease is primarily due to a lower outstanding receivables balance at June 30, 2026.

A summary of the change in cash is presented as follows (in thousands):

	Nine Months Ended
	June 30,
	2026	2025	Change
Net cash provided by operating activities	$3,219	$12,536	$(9,317)
Net cash used in investing activities	(39)	(213)	174
Net cash used in financing activities	(3,070)	(12,471)	9,401
Net change in cash	$110	$(148)	$258

Cash flows provided by operating activities totaled approximately $3.2 million and $12.5 million for the nine months ended June 30, 2026 and 2025, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in revenue volume as compared to the prior year.

Cash used in investing activities totaled $39.0 thousand and $213.1 thousand for the nine months ended June 30, 2026 and 2025, respectively. The cash utilized was predominantly due to capital expenditures in the nine months ended June 30, 2026 and 2025, respectively.

Cash used in financing activities during the nine months ended June 30, 2026 and 2025 were approximately $3.1 million and $12.5 million, respectively. The cash used in financing activities was primarily due to prepayment of term debt.

Sources of cash

As of June 30, 2026, our immediate sources of liquidity include cash, accounts receivable, and access to our secured revolving line of credit facility. This credit facility provides us with access of up to $50.0 million, subject to certain conditions including eligible accounts receivable. As of June 30, 2026, we had unused borrowing capacity of $5.0 million, which is net of outstanding letters of credit. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. We believe that our current investment and financing obligations are adequately covered by cash generated from operations and that planned operating cash flow should be sufficient to support our operations for twelve months from the date of issuance of these consolidated financial statements.

Credit Facilities

A summary of our credit facilities for the period ended June 30, 2026 is as follows (in millions):

Arrangement	Loan Balance	Interest*	Maturity Date
Secured term loan (a) due December 8, 2027	$115.0	SOFR[1] + 4.1%	December 8, 2027
Secured revolving line of credit (b) due December 8, 2027	$13.7	SOFR[1] + 4.1%	December 8, 2027
1Secured Overnight Financing Rate ("SOFR") as of June 30, 2026 was 3.7%.
On January 31, 2023, we executed a floating-to-fixed interest rate swap with FNB which had a notional amount of $74.0 million, and a fixed interest rate of 4.10%. The swap matured on January 31, 2026. As of June 30, 2026, no interest rate swaps were outstanding and all debt is subject to floating interest rates.

(a) Represents the principal amounts payable on our term loan, which is secured by liens on substantially all of the assets of the Company. The principal of the term loan is payable in quarterly installments with the remaining balance due on December 8, 2027.

(b) As amended, the secured revolving line of credit has a ceiling of up to $50.0 million and a maturity date of December 8, 2027. The Company has accessed funds from the revolving credit facility during the quarter and has a balance outstanding at June 30, 2026 of $13.7 million.
The secured term loan and secured revolving line of credit are secured by liens on substantially all of the assets of the Company. The provisions of our credit facilities are fully described in Note 7. Credit Facilities to the consolidated financial statements.

Contractual Obligations
Contractual obligations as of June 30, 2026 are as follows (in thousands):

		Payments Due by Period
		Next 12	2-3	4-5	More than 5
	Total	Months	Years	Years	Years
Debt obligations	$128,749	$23,061	$105,688	$—	$—
Facility operating leases	17,590	3,796	6,992	5,823	979
Total contractual obligations	$146,339	$26,857	$112,680	$5,823	$979

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

Goodwill Impairment Testing

The qualitative assessment of goodwill at June 30, 2026 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price resulting in a decline in market capitalization. Management's assessment was that the market capitalization at the end of the third quarter was not indicative of the Company's fair value.

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

For the market-based methods, the Company used the market capitalization over the current quarter with the inclusion of a control premium as one estimation of fair value. The other market-based method used publicly available market multiples of relevant publicly traded companies applied to our expected EBITDA and revenue for fiscal 2026 to estimate the Company's fair value. For the income-based method, the Company calculated its expected future cash flows. Those cash flows were then discounted to present value using a weighted average cost of capital. The weighted average of the three assessments indicated that the Company's fair value was greater than its book equity value.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described elsewhere in this report, the Company has not engaged in trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has limited foreign operations and therefore is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. The Company had a floating-to-fixed interest rate swap with a notional amount of $74.0 million, which matured on January 31, 2026. As of June 30, 2026, no interest rate swaps were outstanding and all debt is subject to floating interest rates.

We have determined that a 1.0% increase to SOFR would impact our interest expense by approximately $1.3 million per year. As of June 30, 2026, the interest rate on the floating interest rate debt was 7.8%.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Second Amendment dated June 11, 2026 to the Second Amended & Restated Credit Agreement*	8-K	June 11, 2026	10.1

10.2	Employment Agreement dated June 30, 2026, between the Company and Kathryn M. JohnBull	8-K	June 29, 2026	10.1

10.3	Employment Letter dated June 30, 2026, between the Company and Steven Oroho	8-K	June 29, 2026	10.2

10.4	Change-in-Control, Severance and Covenant Agreement, dated June 30, 2026, between the Company and Steven Oroho	8-K	June 29, 2026	10.3

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101.0
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
					X

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

DLH HOLDINGS CORP.

	By:	/s/ Steven V. Oroho, Jr.
Steven V. Oroho, Jr.
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

Dated: July 29, 2026